Form 10-Q
period 1999-09-30
GADZOOX NETWORKS INC
filed 1999-11-12
CIK 1084722

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 000-26541

                             GADZOOX NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                       77-0308899
           (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

                               5850 HELLYER AVENUE
                               SAN JOSE, CA 95138
                                 (408) 360-4950
                  (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S
                    PRINCIPAL EXECUTIVE OFFICES AND TELEPHONE
                          NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock on September 30, 1999 was 25,663,806 shares.


                              Page 1 of 31 pages.

                             GADZOOX NETWORKS, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                             Page
                                                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Balance Sheets as of September 30, 1999 and March 31, 1999

               Condensed Statements of Operations for the Three Months and Six Months
               Ended September 30, 1999 and 1998

               Condensed Statements of Cash Flows for the Six Months Ended
               September 30, 1999 and 1998

               Notes to Condensed Financial Statements

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risks

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

Item 2.        Changes in Securities and Use of Proceeds

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of  Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

        This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding Gadzoox' expectations, hopes or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ from the forward-looking statements are those detailed elsewhere in this Quarterly Report in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Risk Factors, as well as in Gadzoox' other filings with the Securities and Exchange Commission.


                              Page 2 of 31 pages.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GADZOOX NETWORKS, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   September 30,         March 31,
                                                                       1999                1999
                                                                   ------------        ------------
                                                                   (unaudited)


ASSETS
 Current assets:
   Cash and cash equivalents                                       $     35,203        $     12,202
   Short-term investments                                                47,793                   -
   Accounts receivable, net                                               8,817               5,981
   Inventories                                                            4,721               5,306
   Prepaid expenses and other current assets                                662                 305
                                                                   ------------        ------------
            Total current assets                                         97,196              23,794
Property and equipment, net                                               4,714               4,553
Other assets                                                                258                 251
                                                                   ------------        ------------
                                                                   $    102,168        $     28,598
                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of note payable                                  $        385        $        371
  Current portion of capital lease obligations                            1,287               1,080
  Accounts payable                                                        4,437               4,488
  Compensation related accruals                                             978                 705
  Deferred revenue and other                                              1,025               1,238
                                                                   ------------        ------------
            Total current liabilities                                     8,112               7,882
Convertible note                                                          4,230              13,554
Note payable, net of current portion                                          -                 196
Capital lease obligations, net of current portion                         1,206               1,307
                                                                   ------------        ------------
            Total liabilities                                            13,548              22,939
                                                                   ------------        ------------

Stockholders' equity:
  Convertible preferred stock                                                 -                  69
  Common stock                                                              128                  28
  Additional paid-in capital                                            124,553              37,081
  Deferred compensation                                                  (1,782)             (2,425)
  Accumulated deficit                                                   (34,279)            (29,094)
                                                                   ------------        ------------
            Total stockholders' equity                                   88,620               5,659
                                                                   ------------        ------------
                                                                   $    102,168        $     28,598
                                                                   ============        ============


    The accompanying notes are an integral part of these condensed financial statements.


                              Page 3 of 31 pages.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         Three Months Ended                   Six Months Ended
                                                   -----------------------------         -----------------------------
                                                    Sept. 30,          Sept. 30,          Sept. 30,          Sept. 30,
                                                      1999               1998               1999               1998
                                                   ----------         ----------         ----------         ----------
Net revenues                                       $   11,081         $    5,851         $   20,292         $   11,257
Cost of revenues                                        6,325              4,412             11,740              8,593
                                                   ----------         ----------         ----------         ----------
  Gross margin                                          4,756              1,439              8,552              2,664
                                                   ----------         ----------         ----------         ----------
Operating expenses:
  Research and development                              4,540              3,411              8,458              6,523
  Sales and marketing                                   1,914              1,240              3,802              2,587
  General and administrative                              866                301              1,629                563
  Amortization of deferred compensation                   321                 87                643                115
                                                   ----------         ----------         ----------         ----------
    Total operating expenses                            7,641              5,039             14,532              9,788
                                                   ----------         ----------         ----------         ----------
Loss from operations                                   (2,885)            (3,600)            (5,980)            (7,124)
Total other income (expense), net                         936                (40)               795                (61)
                                                   ----------         ----------         ----------         ----------
Net Loss                                           $   (1,949)        $   (3,640)        $   (5,185)        $   (7,185)
                                                   ==========         ==========         ==========         ==========
Basic net loss per share                           $    (0.09)        $    (0.77)        $    (0.39)        $    (1.56)
                                                   ==========         ==========         ==========         ==========
Weighted average shares used in computing
   basic net loss per share                            21,199              4,730             13,455              4,600
                                                   ==========         ==========         ==========         ==========


Pro forma basic net loss per share                 $    (0.08)        $    (0.21)        $    (0.24)        $    (0.42)
                                                   ==========         ==========         ==========         ==========

Weighted average shares used in computing
  pro forma basic net loss per share                   24,222             17,051             21,891             17,202
                                                   ==========         ==========         ==========         ==========


      The condensed notes are an integral part to these condensed financial statements.


                              Page 4 of 31 pages.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       Six Months Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                    1999               1998
                                                                                 ----------         ----------
Cash Flows from Operating Activities:
  Net Loss                                                                       $   (5,185)        $   (7,185)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                     1,169                566
    Amortization of deferred compensation                                               643                115
    Accrued interest                                                                    319                 55
  Changes in operating assets and liabilities:
      Accounts receivable                                                            (2,836)            (1,438)
      Inventories                                                                       585             (1,180)
      Prepaid expenses and other assets                                                (364)               (52)
      Accounts payable and other accrued liabilities                                    (18)               (99)
                                                                                 ----------         ----------
        Net cash used in operating activities                                        (5,687)            (9,218)
                                                                                 ----------         ----------
Cash Flows from Investing Activities:
  Purchases of property and equipment                                                  (654)              (492)
  Purchase of available for sale investments                                        (47,793)                 -
                                                                                 ----------         ----------
         Net cash used for investing activities                                     (48,447)              (492)
                                                                                 ----------         ----------
Cash Flows from Financing Activities:
  Proceeds from convertible note                                                          -             15,000
  Payments on note payable                                                             (182)              (169)
  Payments on capital lease obligations                                                (570)              (359)
  Proceeds from issuance of common stock to employees                                   392                 29
  Proceeds from issuance of common stock in the initial public offering              84,525                  -
  Offering costs relating to the issuance of common stock                            (7,030)                 -
  Proceeds from issuance of preferred stock                                               -              5,000
                                                                                 ----------         ----------
         Net cash provided by financing activities                                   77,135             19,501
                                                                                 ----------         ----------
Net increase in cash and cash equivalents                                            23,001              9,791
Cash and cash equivalents at beginning of period                                     12,202              4,624
                                                                                 ----------         ----------
Cash and cash equivalents at end of period                                       $   35,203         $   14,415
                                                                                 ==========         ==========
Supplemental Cash Flow Information:
    Cash paid for interest                                                       $      118         $      109
                                                                                 ==========         ==========
Property and equipment acquired under capital
  lease obligations                                                              $      676         $      713
                                                                                 ==========         ==========
Partial conversion of convertible note to
  common stock                                                                   $    9,617         $        -
                                                                                 ==========         ==========
Conversion of convertible preferred stock into common stock                      $   34,129         $        -
                                                                                 ==========         ==========


      The condensed notes are an integral part to these condensed financial statements.


                              Page 5 of 31 pages.

                             GADZOOX NETWORKS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (Information for the three and six months ended
                        September 30, 1999 is unaudited)


1.  BASIS OF PRESENTATION

    The condensed financial statements included herein have been prepared by Gadzoox Networks, Inc. ("Gadzoox") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of March 31, 1999 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in Gadzoox' Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

    In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for future quarters or the fiscal year ending March 31, 2000.

2.  NET INCOME (LOSS) PER SHARE

    Basic and diluted net income (loss) per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128") for all periods presented. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of an initial public offering must be included in the calculation of basic and diluted net income (loss) per share as if such stock has been outstanding for all periods presented. To date, Gadzoox has not had any issuances or grants for nominal consideration.

    In accordance with SFAS No. 128, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic net loss per share has been computed as described above and assuming the conversion of convertible preferred stock into an equivalent number of common shares, as if the shares had converted on the dates of their issuance.


                              Page 6 of 31 pages.

    The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):


                                                     Three Months Ended                    Six Months Ended
                                               -----------------------------         -----------------------------
                                                Sept. 30,          Sept. 30,          Sept. 30,          Sept. 30,
                                                  1999               1998               1999               1998
                                               ----------         ----------         ----------         ----------
                                                         (unaudited)                           (unaudited)

Net loss                                       $   (1,949)        $   (3,640)        $   (5,185)        $   (7,185)
                                               ==========         ==========         ==========         ==========
Basic:
Weighted average shares of common
  stock outstanding                                21,434              5,366             13,740              5,285
Less:  Weighted average shares of
  common stock subject to repurchase                 (235)              (636)              (285)              (685)
                                               ----------         ----------         ----------         ----------
Weighted average shares used in
  computing basic net loss per share               21,199              4,730             13,455              4,600
                                               ==========         ==========         ==========         ==========
Basic net loss per share                       $    (0.09)        $    (0.77)        $    (0.39)        $    (1.56)
                                               ==========         ==========         ==========         ==========
Pro forma:
Net loss                                       $   (1,949)        $   (3,640)        $   (5,185)        $   (7,185)
                                               ==========         ==========         ==========         ==========
Shares used above                                  21,199              4,730             13,455              4,600
Pro forma adjustment to reflect
  weighted average effect of assumed
  conversion of convertible preferred
  stock                                             3,023             12,321              8,436             12,602
                                               ----------         ----------         ----------         ----------
Weighted average shares used in
  computing pro forma basic net
  loss per shares                                  24,222             17,051             21,891             17,202
                                               ==========         ==========         ==========         ==========
Pro forma basic net loss per share             $    (0.08)        $    (0.21)        $    (0.24)        $    (0.42)
                                               ==========         ==========         ==========         ==========


3.  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    All highly liquid investment securities with original maturities of three months or less are considered cash equivalents. Available for sale investments not intended to be held to maturity with original maturities of more than three months are considered short-term investments. Management determines the appropriate classification of investments in debt and equity securities at the time of purchase. All of Gadzoox' investments are classified as available for sale. At September 30, 1999, Gadzoox held $35,203,000 and $47,793,000 in cash and cash equivalents and short-term investments, respectively. All investments are stated at fair market value.


                              Page 7 of 31 pages.

4.  INVENTORIES

Inventories are stated at the lower of cost or market, on a first in, first out method. Inventories consist of the following (in thousands):

                                     September 30,     March 31,
                                         1999            1999
                                     ------------    ------------
                                     (unaudited)

        Raw materials                $      1,165    $      2,565
        Work-in-pro                         1,976             210
        Finished Goods                      1,580           2,531
                                     ------------    ------------
                                     $      4,721    $      5,306
                                     ============    ============


5.  CONVERTIBLE NOTE

    In September 1998, Gadzoox entered into a $15,000,000 convertible note purchase agreement (the "Agreement") with Seagate Technology, Inc. ("Seagate"). Under this Agreement, Seagate purchased a convertible subordinated promissory note in the aggregate principal amount of $15,000,000 (the "Convertible Note"), bearing simple interest on the unpaid balance at a rate equal to 5.75% per annum with principal and interest maturing September 2001. As further outline and defined in the Agreement, Gadzoox may convert, at its sole option, any portion or all of the outstanding balance of principal and interest on the Convertible
Note into shares of common stock at a price of $7.65 per share. Accrued interest is converted prior to any principal owing under the Convertible Note. The Agreement also provides that without Gadzoox' consent, conversion of the Convertible Note may not result in Seagate holding more than 19.9% of Gadzoox' outstanding shares. In the event of a default, as defined in the Agreement, Seagate may declare all outstanding interest and principal immediately due and payable in cash. Gadzoox may, upon 30 days written notice to Seagate, prepay the Convertible Note in whole or in part.

    In July 1999, in connection with the closing of Gadzoox' initial public offering, Gadzoox converted approximately $9,617,000 of outstanding principal and interest into 1,257,074 shares of common stock. At September 30, 1999, there was approximately $4,230,000 of unpaid principal and interest outstanding under the Convertible Note which, if converted, would have converted into 552,941 shares of common stock.

6.  LEGAL PROCEEDINGS

    From time to time, Gadzoox may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. In May 1999, a former employee filed a complaint against Gadzoox. Management believes this claim is without merit and that the resolution of this claim will not have a material adverse effect on Gadzoox' financial condition or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm Gadzoox' business and, financial condition and results of operations.


                              Page 8 of 31 pages.

7.  INITIAL PUBLIC OFFERING

    On July 20, 1999, Gadzoox completed its initial public offering of 4,025,000 shares of its common stock, including 525,000 shares sold to the underwriters upon the exercise of their over-allotment option. The aggregate offering price of the shares registered was $84,525,000, $5,917,000 of which was applied toward the underwriters' discounts and commissions. Other expenses related to the offering were approximately $1,113,000. Gadzoox received net proceeds of approximately $77,495,000 from the sale of common stock in the initial public offering.

    Concurrent with the closing of the initial public offering, 13,907,399 shares of convertible preferred stock were converted into 13,907,399 shares of common stock.

8.  COMMON STOCK

1999 EMPLOYEE STOCK PURCHASE PLAN

    In May 1999, the Board of Directors approved the adoption of Gadzoox' 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan was approved by the stockholders on June 19, 1999. A total of 150,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. The number of shares reserved for issuance under the Stock Purchase Plan will be subject to an annual increase to be added on the first day of Gadzoox' fiscal year, beginning in 2000, and equal to the lesser of (a) 250,000 shares,
(b) 0.5% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. The Stock Purchase Plan allows eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock.

1993 STOCK OPTION PLAN

    In May 1999, the Board of Directors approved and adopted an Amended and Restated 1993 Stock Option Plan (the "Amended Plan"). The Amended Plan was approved by the stockholders on June 19, 1999 and was effective upon the closing of Gadzoox' initial public offering on July 20, 1999. Under the Amended Plan, the number of shares authorized for issuance is increased to 8,180,000. The number of shares reserved for issuance under the Amended Plan will be subject to an annual increase to be added on the first day of Gadzoox' fiscal year, beginning in 2000, and equal to the lesser of (a) 1,500,000 shares, (b) 1% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors.

1999 DIRECTOR STOCK OPTION PLAN

    In May 1999, the Board of Directors approved the adoption of the 1999 Director Stock Option Plan (the "Director Plan"). The Director Plan was approved by the stockholders on June 19, 1999. The Director Plan provides for the automatic grant of 5,000 shares of common stock to each non-employee director on the later of the date of adoption of the Director Plan or the date on which such person first becomes a director (the "Initial Grant"). After the Initial Grant, the non-employee director will receive an automatic annual grant of 2,500 shares of common stock. All shares granted under the Director Plan are 100% vested at the grant date and expire upon the earlier of three years or the resignation of the director from the Board of Directors. A total of 50,000 shares of common stock have been reserved for issuance under the Director Plan. The number of shares reserved for issuance under the Director Plan will be subject to annual increases, beginning with the fiscal year beginning in 2000, sufficient to bring the number of shares available for future issuance to 50,000 shares. As of September 30, 1999, options to acquire 25,000 shares of common stock were outstanding under the Director Plan.


                              Page 9 of 31 pages.

9.  BUSINESS SEGMENTS

    During the year ended March 31, 1999, Gadzoox adopted Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131") which requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, Gadzoox is organized and operates as one business segment, the development, manufacture, marketing and sales of hubs and switches for storage area networks.


                              Page 10 of 31 pages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial condition and Results of Operations contained in Gadzoox' Registration Statement on Form S-1 filed with the Securities and Exchange Commission and dated July 19, 1999.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    Except for the historical information contained herein, the discussions on this Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "anticipates," "believes," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in "Risk Factors" set forth herein, and in Gadzoox' Prospectus filed with the Securities and Exchange Commission and dated July 19, 1999. Gadzoox cautions the reader, however, that these lists of risk factors may not be exhaustive. All forward-looking statements included in this Form 10-Q are based on information available to Gadzoox on the date hereof. Gadzoox expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

COMPANY OVERVIEW

    We are a leading provider of hardware and software products for storage area networks, or SANs. Our SAN hub and switch products are designed to leverage the capabilities of fibre channel technology to enable companies to better manage the growth in mission-critical data by overcoming the limitation of traditional captive storage architecture. We sell our SAN products primarily through leading original equipment manufacturers ("OEM"), including Hewlett-Packard Company, Compaq Computer Corporation, Avid Technology and Data General Corporation. We also sell our products through distribution channel partners.

    We were founded in April 1992 and initially developed electronic test equipment. Since October 1995, we have focused on developing fibre channel network products that address the needs of the SAN market. In fiscal 1997, we sold our patent rights to the electronic test equipment. Prior to fiscal 1998, our operating activities related primarily to increasing our research and development capabilities, designing and developing hardware and software products which we currently sell and staffing our administrative, marketing and sales organizations. Since our inception, we have incurred significant losses, and as of September 30, 1999 we had an accumulated deficit of $34.3 million and our net loss for the quarter ended September 30, 1999 was approximately $1.9 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant sales and marketing, product development and administrative expenses, and as a result, we need to generate significant net revenues to achieve and maintain profitability. Although our net revenues have grown, we may not be able to sustain these growth rates, and we may not realize sufficient net revenues to achieve profitability.

    We currently derive substantially all of our net revenues from sales of a limited number of products within the same product line. During fiscal 1999, substantially all of our net revenues were derived from sales of our hub products. We plan to commence full commercial shipment of our Capellix switch products during the quarter ending December 31, 1999. However, we expect that the majority of our net


                              Page 11 of 31 pages.

revenues in fiscal 2000 will continue to be generated from sales of our hub products. We may not be successful in our efforts to diversify our product base. Also, we may not be successful in the adoption of new products, in particular our Capellix switch. Additionally, even if our customers adopt Capellix, we can not assure you that our net revenues will increase.

    We depend on a few key customers. In fiscal 1999, approximately 68% of our net revenues came from three customers with sales to Compaq Computer Corporation, Digital Equipment Corporation and Hewlett-Packard Company each accounting for more than 10% of our net revenues. For the six months ended September 30, 1999, approximately 62% of our net revenues came from two customers with approximately 17% from Compaq Computer Corporation and approximately 45% from Hewlett-Packard Company.

    We record product net revenues upon shipment, with the exception of sales to several distribution channel partners whose product return rates we cannot reasonably estimate. Where product return rates cannot be reasonably estimated, revenue is recognized upon sell-through to the end user by the distribution channel partner. Allowances for estimated sales returns and stock rotation are provided at the time of revenue recognition.

    Our contracts with our distribution channel partners usually contain additional provisions for stock rotation, which generally provide for a right of return for up to 10% of the value of purchases during the prior three months, to be offset with an immediately deliverable order in an amount equal to or greater than the stock to be rotated. For these customers, we record a stock rotation reserve equal to the amount returnable. Two of our distribution customers have had broader rights of return. During the quarter ended September 30, 1999, these two distribution customers amended their agreements with us removing their original rights of return provisions, permanently in one case and for a limited amount of time in the other case. Although we also provide a reserve for general product returns, we have not experienced significant product returns from any of our customers. However, our past product return experience may not be indicative of future product return rates.

    Our gross margins are affected by fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders and product implementations, new product introductions both by us and by our competitors, changes in our pricing policies and those of our competitors, component costs, the volume manufacturing pricing we are able to obtain from our contract manufacturer and other factors.

    Although we enter into general sales contracts with our customers, none of our customers are obligated to purchase any amount of our products, pursuant to these contracts. We rely on our customers to submit purchase orders for specific quantities of our products. All of our sales contracts contain provisions regarding the following:

    -   products and pricing;

    -   order dates, rescheduling and cancellations;

    -   warranties and repair procedures; and

    -   marketing and/or sales support and training obligations.

    Our OEM contracts generally contain additional provisions regarding product technical specifications, labeling and boxing instructions and other customization instructions. Several of our OEM sales contracts contain favored pricing provisions as well as confidentiality provisions. Two of our OEM


                              Page 12 of 31 pages.

sales contracts provide the OEM the right to manufacture our product in the event of a material default we are unable to cure within a specified time period.

    We currently outsource substantially all of our product manufacturing to Sanmina Corporation, a third-party manufacturer and manufacture our products in two of their locations in the United States. Our agreement with Sanmina Corporation provides for two months of rolling purchase orders and rolling forecasts for nine months immediately following the purchase order period. Purchase prices are negotiable throughout the three-year contract period. We are liable for materials that Sanmina Corporation purchases on our behalf that we cannot use, cannot be cancelled before receipt or are unique parts otherwise unusable by Sanmina Corporation. The agreement restricts our ability to reschedule orders and allows us to cancel existing orders subject to penalties of up to the total purchase price. Sanmina Corporation provides warranties on workmanship and pass-through warranties on component parts. Sanmina Corporation purchases most of the components used to manufacture our products. Gadzoox obtains some key components, such as our application specific integrated circuits, or ASICs, from sole sources and other components, such as optical transceivers. If we inaccurately forecast demand for our products, Sanmina Corporation may be unable to provide us with adequate manufacturing capacity. In addition, Sanmina Corporation may not be able to obtain adequate supplies of components to meet our customers' delivery requirements. Alternatively, excess inventories may be accumulated by Sanmina Corporation for our account. In order to reduce the cost of sales, during the quarter ended September 30, 1999, we relocated substantially all of our manufacturing operations from Sanmina Corporation's manufacturing facility in Santa Clara, California to its manufacturing facility in Guntersville, Alabama. Additionally, we may consider moving the outsourced manufacturing to other new locations or to a new contract manufacturer. These relocations could be time consuming and expensive and there can be no assurance that such moves would not disrupt the manufacturing of our products. Such disruptions could cause us to lose net revenues and damage our customer relationships.


                              Page 13 of 31 pages.

QUARTERLY RESULTS OF OPERATIONS

    The following table presents our operating results, the three and six month periods ended September 30, 1999 and 1998 as a percentage of net revenues represented by selected items from the unaudited Condensed Statements of Operations. This table should be read in conjunction with the Condensed Financial Statements included elsewhere herein.


                                                     Three Months Ended              Six Months Ended
                                                 --------------------------      --------------------------
                                                  Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                    1999            1998            1999            1998
                                                 ----------      ----------      ----------      ----------
Net revenues                                            100%            100%            100%            100%
Cost of revenues                                         57              75              58              76
                                                 ----------      ----------      ----------      ----------
  Gross margin                                           43              25              42              24
                                                 ----------      ----------      ----------      ----------
Operating expenses:
  Research and development                               41              58              42              58
  Sales and marketing                                    17              22              19              23
  General and administrative                              8               5               8               5
  Amortization of deferred compensation                   3               1               3               1
                                                 ----------      ----------      ----------      ----------
    Total operating expenses                             69              86              72              87
                                                 ----------      ----------      ----------      ----------
Loss from operations                                    (26)            (61)            (30)            (63)

Total other income (expense), net                         8               1               4              (1)
                                                 ----------      ----------      ----------      ----------

            Net Loss                                    (18)%           (62)%           (26)%           (64)%
                                                 ==========      ==========      ==========      ==========


Net Revenues

    Net revenues for the three months ended September 30, 1999, increased by approximately $5,230,000 or 89% to $11,081,000 compared to net revenues of $5,851,000 in the same period in fiscal 1998. Net revenues for the six months ended September 30, 1999, increased by approximately $9,035,000 or 80% to $20,292,000 from $11,257,000 in the same period of fiscal 1998. For the quarter ended September 30, 1999, approximately 45% of our net revenues came from sales to Hewlett-Packard Company and approximately 17% of our net revenues came from sales to Compaq Computer Corporation. For the quarter ended September 30, 1998, approximately 47%, 19% and 13% of our net revenues came from sales to Hewlett-Packard Company, Compaq Computer Corporation and Bell Microproducts, Inc., respectively.

    The increase in net revenues is primarily attributable to greater sales of our hub products. For the quarter and six months ended September 30, 1999, 71% and 72%, respectively, of our revenues came from sales to OEM customers as compared to 72% and 81% of net revenues represented by sales to OEM customers during the quarter and six months ended September 30, 1998, respectively. International sales represented 30% and 33% of our net revenues for the quarter ended September 30, 1999 and September 30, 1998, respectively.


                              Page 14 of 31 pages.

Gross Margin

    Gross margin increased 231% to $4,756,000 for the quarter ended September 30, 1999, up from $1,439,000 for quarter ended September 30, 1998. For the six months ended September 30, 1999, gross margin increased by 221% to $8,552,000, up from $2,664,000 in the six months ended September 30, 1998. The increase in gross margin is primarily due to higher sales volumes which have resulted in economies of scale, cost savings relating to our transition to Sanmina Corporation's Guntersville, Alabama facility, higher sales volume to distribution channel partners for which gross margins are typically higher than for OEM customers and the mix of products sold, some of which derive higher gross margins. For the quarter ended September 30, 1998, Gadzoox used the services of a prior contract manufacturer and completed the transition to Sanmina Corporation for all manufacturing during the quarter ended March 31, 1999. Prior cost savings may not be indicative of cost savings in the future.

Research and Development Expenses

    Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred.

    Research and development expenses increased by 33% to $4,540,000 for the quarter ended September 30, 1999, up from $3,411,000 for the quarter ended September 30, 1998. For the six months ended September 30, 1999, research and development expenses increased by 30% to $8,458,000 from $6,523,000 in to the same period in fiscal 1998. These increases are primarily due to additional research and development personnel, including the addition of our strategic research and development team and our two ASIC development teams, and the cost of development of the Capellix switch product and other future products. We believe that a significant level of investment in product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development such that research and development expenses will continue to increase in absolute dollars.

Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with trade shows, promotional activities, travel expenses and other related expenses.

    Sales and marketing expenses increased by 54% to $1,914,000 during the quarter ended September 30, 1999, up from $1,240,000 for the quarter ended September 30, 1998. For the six months ended September 30, 1999, sales and marketing expenses increased by 47% to $3,802,000 from $2,587,000 in the same period in fiscal 1998. The increases are primarily attributable to increased staffing, the cost of supporting OEM customers, providing sales support for distribution customers through Gadzoox Associates in Networking ("GAIN") program, comprehensive sales tools, in-depth training and other marketing and sales activities.

    We intend to continue to significantly expand our sales and marketing operations and efforts, both domestically and internationally, in order to increase market awareness and to generate additional sales of our products. However, we cannot be certain that any increased expenditures will result in higher net revenues. In addition, we believe our future success depends upon establishing additional successful


                              Page 15 of 31 pages.

relationships with a variety of channel partners. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to continue to increase in absolute dollars in the future.

General and Administrative Expenses

    General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems.

    General and administrative expenses increased by 188% to $866,000 for the quarter ended September 30, 1999, up from $301,000 for the quarter ended September 30, 1998. For the six months ended September 30, 1999, general and administrative expenses increased by 189% to $1,629,000 from $563,000 in the same period in fiscal 1998. These increases are primarily attributable to increased facility costs related to Gadzoox relocating our corporate headquarters to a new facility in November 1998 and increased costs associated with operating as a public company.

    We expect general and administrative expenses to continue to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business, expansion of our information infrastructure and our operation as a public company.

Amortization of Deferred Compensation

    In connection with the grant of stock options to employees, we recorded deferred compensation within stockholders' equity of approximately $3.0 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded amortization of deferred compensation of approximately $321,000 and $87,000 for the quarters ended September 30, 1999 and 1998, respectively. For the six months ended September 30, 1999 compared to September 30, 1998, we amortized deferred compensation of approximately $643,000 and $115,000, respectively. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other Income (Expense), net

    Interest income, net of interest expense related to our debt and lease obligations, includes income from our cash and cash equivalents and short-term investments, net of expenses related to our financing obligations.

    Interest income, net of interest expense, totaled $936,000 for the quarter ended September 30, 1999. For the quarter ended September 30, 1998, interest expense, net of interest income, totaled $40,000. This increase is primarily due to interest income earned from investment of the net proceeds received from the issuance of common stock from our initial public offering in July 1999 and by lower interest expense charged on the convertible note due to partial conversion of the note in connection with our initial public offering. This increase was partially offset by increased interest expense charged on higher capital lease obligations. For the six months ended September 30, 1999, interest income, net of interest expense totaled $795,000 compared to interest expense net of interest income of $61,000 for the same period in 1998.

Liquidity and Capital Resources


                              Page 16 of 31 pages.

    Since inception, we have financed our operations primarily through private sales of convertible preferred stock, the issuance of a convertible note, equipment financing and proceeds from our initial public offering.

    For the six months ended September 30, 1999, we used $5,687,000 in net cash for operations compared to $9,218,000 for the same period in 1998. This represents a decrease of 38% and is primarily due to a decrease in our net loss to $5,185,000 in the six months ended September 30, 1999 compared to our net loss of $7,185,000 for the same period in fiscal 1998.

    For the six months ended September 30, 1999, Gadzoox used $654,000 in cash from investing activities to acquire property and equipment compared to $492,000 used in the same period in 1998. Additionally, we invested $47,793,000 of the proceeds from our initial public offering during the six months ended September 30, 1999 in short-term investments.

    Net cash provided by financing activities was $77,135,000 and $19,501,000 for the six months ended September 1999 and 1998, respectively. For the six months ended September 30, 1999, the primary source of cash generation was from the sale of common stock in our initial public offering. Additionally, we used debt and leases to partially finance operations and capital purchases and plans to continue this practice.

    For the six months ended September 30, 1999 and 1998, we acquired $676,000 and $713,000, respectively, in equipment under capitalized leases. At September 30, 1999, we had $2,493,000 in outstanding capitalized lease obligations.

    Cash, cash equivalents and short-term investments totaled $82,996,000 at September 30, 1999, up from $12,202,000 at March 31, 1999. This increase is primarily due to the cash raised from the sale of common stock in our initial public offering. This increase was partially offset by net cash used in operations of $5,687,000 and capital expenditures of $647,000.

    Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. We believe that our existing cash balances, credit facilities and cash generated from future operations will be sufficient to fund our operations for at least the next 12 months. However, we may require additional financing within this time frame and there can be no assurances that this additional funding, if needed, will be available on terms acceptable to us or at all.

Year 2000 Readiness

    The year 2000 issue refers to the potential for disruption to business activities caused by system failures or miscalculations which are triggered by advancement of date records past the year 1999.

    Readiness of our Products. We have designed our products to be ready for the year 2000 calendar change. We represent to our customers that each hardware, software and firmware product supplied by us will accurately process date data from, into and between the 20th and 21st centuries and the years 1999 and 2000, including leap year calculations, when used in accordance with the product documentation provided


                              Page 17 of 31 pages.

by us. We also represent to our customers that upon notification of any year 2000 problems with our products, we will remedy it by product repair or replacement.

    We do not represent to our customers that storage area networks and local area networks that incorporate our products will not have problems with year 2000 issues, since these networks incorporate hardware and software products supplied by other companies. We cannot evaluate the readiness of our products for year 2000 with the innumerable combinations possible with other companies' products. We may, therefore, face claims or complaints based on year 2000 problems related to our customers' networks, even when our products are not the source of their problems. We are not aware of any such claims or complaints about us or other companies building products for storage area networks, but we may incur the cost of legal or other defense and explanation of our product regardless of the merits of such claims.

    Readiness of Our Systems and Facilities. Our business may be affected by year 2000 issues. We have completed the identification of year 2000 issues and have made system updates, upgrades and replacements of non-ready systems. Systems include internal hardware and software as well as external service provided by other companies, including contract manufacturing, product development, information processing and facility services. We will complete the preparation of contingency plans for unexpected internal system failures and failures of external systems by the end of December 1999. We do not believe that we have any problems relating to any of our internal systems. We do not believe that we have any significant systems that are not year 2000 compliant. The majority of our software, hardware and operating systems have been acquired as new products in the last two years. Most of it is shrink-wrapped product and is still maintained by existing vendors. We do not believe that we have any significant systems that contain embedded chips that are not year 2000 compliant. Most of our hardware is made of branded components that have been acquired in the last two years from manufacturers that are still in business. We are not using legacy hardware or software that would be more likely to have calendar issues because of its age.

    Based on our efforts to date, we do not expect the total cost of year 2000 preparation and remediation to be material to our business. To date, our costs of analysis of our year 2000 readiness have not been material.

    Year 2000 Risks. An internal or external business disruption caused by the year 2000 issue could interrupt our operations and damage our relationships with our customers. An internal disruption unique to us could give competitive advantages to our competitors. Failure of our internal systems and critical external services to be ready for the year 2000 could delay order processing, issuing invoices or development and shipment of products. The cost of recovery from failures could be significant.

    Our customers' purchasing plans could be affected by year 2000 issues if they need to expend significant resources to fix their existing systems. This situation could divert funds and resources otherwise available for new product purchases. In addition, some customers may wait to purchase our products until after the year 2000, which may reduce our net revenues in the near future.

    We are unable to determine at this time whether these or other year 2000 failures will occur and will have a material impact on our business, results of operations, or financial condition. This inability is particularly due to the potential scope of the year 2000 problem and the inability to assure the readiness of external service providers, including utilities, government entities and other vendors. We have not developed and we have no current plant to develop in the near future, a contingency plan to deal with the effects of this worst case scenario.


                              Page 18 of 31 pages.

RISK FACTORS

    You should carefully consider the following risk factors and all other information contained in this Form 10-Q for the quarter ended September 30, 1999. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occurs, our business, operating results and financial condition could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks. See also page 2 of this document for discussion of forward-looking statements.

WE HAVE INCURRED SIGNIFICANT LOSSES IN EVERY FISCAL YEAR AND FISCAL QUARTER SINCE OUR INCEPTION AND MAY NEVER BECOME PROFITABLE.

    We have incurred significant losses since inception and expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. As of September 30, 1999, our accumulated deficit was $34.3 million. For the fiscal year ended March 31, 1999, our net loss was $29.1 million, and for the six months ended September 30, 1999, our net loss was $5.2 million. Although our net revenues have grown in recent quarters, we may not be able to sustain this growth, and we may not realize sufficient net revenues to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we will need to generate increased net revenues to achieve profitability. Further, even if we achieve profitability, given the competition in, and the evolving nature of the storage area networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUES FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES, AND, BECAUSE MOST OF OUR EXPENSES ARE FIXED IN THE SHORT-TERM, WE MAY NOT BE ABLE TO DECREASE OUR EXPENSES IN A TIMELY MANNER TO OFFSET ANY UNEXPECTED SHORTFALL IN REVENUES.

    We have generated net revenues for less than five years and, thus, we have only a short history from which to predict future net revenues. This limited operating experience, combined with the rapidly evolving nature of the storage area network market in which we sell our products, reduces our ability to accurately forecast our quarterly and annual revenue. Further, we plan our operating expenses based primarily on these revenue projections. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. For example, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip product, which resulted in a corresponding decrease in net revenues. If a similar situation were to occur in the future, we may incur additional unexpected losses which could seriously harm our business. For further financial information relating to our business, see "Notes to Condensed Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE A HISTORY OF QUARTERLY AND ANNUAL FLUCTUATIONS IN OUR NET REVENUES AND OPERATING RESULTS, AND EXPECT THESE FLUCTUATIONS TO CONTINUE, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE.

    Our quarterly and annual net revenues and operating results have varied significantly in the past and are likely to vary significantly in the future due to a number of factors, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and operating results to fluctuate include the following:


                              Page 19 of 31 pages.

        -   fluctuations in demand for our products and services

        - the timing of customer orders and product implementations, particularly large orders from our customers

        - our ability to develop, introduce, ship and support new products and product enhancements

        - the rate of adoption of storage area networks as an alternative to existing data storage and management systems

        - announcements and new product introductions by our competitors and deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors

        -   decreases in the prices at which we can sell our products

        - our ability to obtain sufficient supplies of components, including sole or limited source components, at expected prices

        - the mix of our hub and switch products sold and the mix of distribution channels through which they are sold.

    Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future periods, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may drop.

BECAUSE WE DEPEND ON A FEW KEY ORIGINAL EQUIPMENT MANUFACTURER CUSTOMERS, THE LOSS OF ANY OF THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR NET REVENUES.

    We depend on a few key original equipment manufacturer customers. In fiscal 1999, approximately 68% of our net revenues came from three customers with sales to Compaq Computer Corporation, Digital Equipment Corporation and Hewlett-Packard Company each accounting for more than 10% of our net revenues. For the six months ended September 30, 1999, approximately 17% of our net revenues came Compaq Computer Corporation and approximately 45% from Hewlett-Packard Company. In fiscal 1998, approximately 69% of our net revenues came from sales to Hewlett-Packard Company and Digital Equipment Corporation. Although we intend to expand our original equipment manufacture customer base, we anticipate that our operating results will continue to depend on sales to a relatively small number of customers. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For example, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip product, and in December 1998, Hewlett-Packard Company unexpectedly reduced orders for our Gibraltar 10-port product. Digital Equipment Corporation's order cancellation resulted in a reduction of anticipated net revenues by approximately 12% for the fiscal year ended March 31, 1999.

THE STORAGE AREA NETWORK MARKET IN WHICH WE COMPETE IS NEW AND UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

    The market for storage area networks and related hub and switch products has only recently begun to develop and is rapidly evolving. Because this market is new, it is difficult to predict its potential size or future growth rate. Our products are used exclusively in storage area networks. Accordingly, wide spread adoption of storage area networks as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like storage area networks. Our success in generating net revenues in this emerging market will depend on, among other things, our ability to:


                              Page 20 of 31 pages.

        - educate potential original equipment manufacturer customers, distribution channel partners and end users about the benefits of storage area networks and hub and switch technology

        - maintain and enhance our relationships with leading original equipment manufacturer customers and channel partners

        - predict and base our products on standards which ultimately become industry standards.

    In addition, storage area networks are often implemented in connection with deployment of new storage systems and servers. Accordingly, our future success is also substantially dependent on the market for new storage systems and servers.

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS MAY SUFFER IF DEMAND FOR ANY OF THESE PRODUCTS DECLINES OR FAILS TO DEVELOP AS WE EXPECT.

    We derive a substantial portion of our net revenues from a limited number of products. Specifically, in fiscal 1999 and the first six months of fiscal 2000, we derived substantially all our net revenues from our hub products. We expect that net revenues from our hub products will continue to account for a substantial portion of our total net revenues for the foreseeable future. Although we introduced our Capellix switch in May 1999, there is no assurance that this product will be adopted by our OEM or distribution customers or that significant net revenues would be derived if adopted. As a result, for the foreseeable future, we will continue to be subject to the risk of a significant decrease in net revenues if demand for our hub products declines. Therefore, continued market acceptance of our hub products and market acceptance of our switch products is critical to our future success. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

        - growth and changing requirements of the storage area network and hub and switch product markets

        - availability, price, quality and performance of competing products and technologies

        - performance, quality, price and total cost of ownership of our products

        - successful development of our relationships with existing and potential original equipment manufacturer customers and distribution channel partners.

OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

    Our future success depends upon our ability to address the rapidly changing storage area network market including changes in relevant industry standards and the changing needs of our customers by developing and introducing high-quality, technologically-progressive, cost-effective products, product enhancements and services on a timely basis. For example, in May 1999, we announced the launch of our Capellix switch and commenced initial shipments in the third calendar quarter of 1999. Our future net revenue growth will be dependent on the success of these and other new products, and we may not be able to develop and introduce these or other new products successfully in the timeframe we expect. Further, we cannot be certain of the demand for, and market acceptance of, these and other new products. In addition, we must manage successfully the introduction of new or enhanced products to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet our customers' demands. Our net revenues may be reduced if we fail to develop product enhancements, if we fail to introduce new products or if any new products or product enhancements that we develop and introduce are not broadly accepted.


                              Page 21 of 31 pages.

WE WILL BE UNABLE TO MANUFACTURE OR SELL OUR PRODUCTS IF OUR SOLE CONTRACT MANUFACTURER IS UNABLE TO MEET OUR MANUFACTURING NEEDS.

    Sanmina Corporation, a third-party manufacturer for numerous companies, manufactures all of our products at its Santa Clara, California and Guntersville, Alabama facilities. Sanmina Corporation is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order which has been accepted by Sanmina Corporation. If Sanmina Corporation experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues and our competitive position and reputation. Further, our business would be harmed if we fail to effectively manage the manufacture of our products. We generally place orders with Sanmina Corporation at least two months prior to scheduled delivery of products to our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Sanmina Corporation or adequate quantities of components to meet our customers' delivery requirements or we may accumulate excess inventories. In addition, we anticipate that we may relocate our manufacturing operations to other Sanmina Corporation manufacturing facilities in the future. We could experience difficulties and disruptions in the manufacture of our products while we transition to new facilities. Manufacturing disruption could prevent us from achieving timely delivery of products and could result in lost net revenues. Additionally, we must coordinate our efforts with those of our suppliers and Sanmina Corporation, or other third party manufacturers, to rapidly achieve volume production. Although we have not experienced supply problems with Sanmina Corporation, we have experienced delays in product deliveries from one of our former contract manufacturers. Moreover, we may in the future need to find a new contract manufacturer that can manufacture our products in higher volume and at lower costs. We may not find a contract manufacturer that meets our needs. Additionally, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, we may lose net revenues and our customer relationships may suffer.

BECAUSE WE DEPEND ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR KEY COMPONENTS, WE ARE SUSCEPTIBLE TO SUPPLY SHORTAGES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

    We depend upon a single source for each type of our application-specific integrated circuits, or ASICs, and limited sources of supply for several key components, including power supplies, chassis and optical transceivers. We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. If we are unable to buy these components, we will not be able to manufacture our products on a timely basis which would harm our business.

BECAUSE WE ORDER COMPONENTS AND MATERIALS BASED ON ROLLING FORECASTS, WE MAY OVERESTIMATE OR UNDERESTIMATE OUR COMPONENT AND MATERIAL REQUIREMENTS, WHICH COULD INCREASE OUR COSTS OR PREVENT US FROM MEETING CUSTOMER DEMAND.

    We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. As a result, our component requirement forecasts may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our business and operating results.


                              Page 22 of 31 pages.

OUR RELIANCE ON ORIGINAL EQUIPMENT MANUFACTURER CUSTOMERS AND DISTRIBUTION CHANNEL PARTNERS AND THE LENGTHY PROCESS REQUIRED TO ADD THESE PARTNERS MAY IMPEDE THE GROWTH OF OUR NET REVENUES.

    We rely on original equipment manufacturer customers and distribution channel partners to distribute and sell our products. As a result, our success depends substantially on (1) our ability to initiate, manage and expand our relationships with significant original equipment manufacturer customers, (2) our ability to attract distribution channel partners that will sell our products and (3) the sales efforts of these original equipment manufacturer customers and distribution channel partners. Our original equipment manufacturer customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new technologies, including our products. Based on our experience with our larger original equipment manufacturer customers, this evaluation process is lengthy and has historically been as long as nine months. This process is also complex and may require significant sales, marketing and management efforts on our part. The complexity of this process increases if we must qualify our products with multiple customers at the same time. In addition, once our products have been qualified, the length of the sales cycle of each of our original equipment manufacturer customers may vary depending upon whether our products are being bundled with another product or are being sold as an option or add-on. Sales to distribution channel partners may also require lengthy sales and marketing cycles. As a result, we may expend significant resources in developing partner relationships before recognizing any revenue. We may not be able to manage and expand our relationships with original equipment manufacturer customers and distribution channel partners successfully and they may not market our products successfully. Moreover, our agreements with original equipment manufacturer customers and distribution channel partners have no minimum purchase commitments. Our failure to manage and expand our relationships with original equipment manufacturer customers and distribution channel partners or their failure to market our products could substantially reduce our net revenues and seriously harm our business.

OUR OPERATING RESULTS MAY SUFFER BECAUSE OF COMPETITION IN THE STORAGE AREA NETWORK MARKET, AS WELL AS ADDITIONAL COMPETITION FROM DATA NETWORKING COMPANIES AND ENTERPRISE SOFTWARE DEVELOPERS.

    The market for our storage area network hub and switch products is competitive, and is likely to become even more competitive. In the storage area network market, our current competitors include Ancor Communications, Inc., Brocade Communications Systems, Inc., Emulex Corporation and Vixel Corporation. In addition to these companies, we expect new storage area network competitors to emerge. In the future, we may also compete against data networking companies which may develop storage area network products. Furthermore, although we currently offer products that complement the software products offered by Legato Systems, Inc. and Veritas Software Corporation, they and other enterprise software developers may in the future compete with us. We also compete with providers of data storage solutions that employ traditional storage technologies, including small computer system interface-based technology such as Adaptec, Inc., LSI Logic Corporation and QLogic Corporation. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Moreover, we have only recently begun to offer storage area network switch products. Therefore, we may not be able to compete successfully in the storage area network switch product market.


                              Page 23 of 31 pages.

IF WE CANNOT INCREASE OUR SALES VOLUMES, REDUCE OUR COSTS OR INTRODUCE HIGHER MARGIN PRODUCTS TO OFFSET ANTICIPATED REDUCTIONS IN THE AVERAGE UNIT PRICE OF OUR PRODUCTS, OUR OPERATING RESULTS MAY SUFFER.

    Although we have not experienced an overall decrease in the average selling prices of our products, we anticipate that as products in the storage area market become more commoditized, the average unit price of our products may decrease in the future in response to changes in product mix, competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net revenues will decline. In addition, to maintain our gross margins, we must continue to reduce the manufacturing cost of our products. Further, as average unit prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our business could be seriously harmed, particularly if the average selling price of our products decreases significantly.

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR NET REVENUES.

    Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and we have from time to time found errors in existing products, and we may from time to time find errors in our existing, new or enhanced products. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our or other vendors' storage area network products, could adversely affect sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relationship problems.

IF WE DO NOT HIRE, RETAIN AND INTEGRATE HIGHLY SKILLED MANAGERIAL, ENGINEERING, SALES, MARKETING, FINANCE AND OPERATIONS PERSONNEL, OUR BUSINESS MAY SUFFER.

    Our success depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, finance and operations, many of whom would be difficult to replace. We do not maintain key person life insurance on most of our key personnel and do not have employment contracts with any of our key personnel. The loss of the services of any of our key personnel could have a negative impact on our business. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. Many of our employees have only recently joined us. If we are unable to integrate new employees in a timely and cost-effective manner, our operating results may suffer. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing, finance and operations personnel. Competition for these people is intense, especially in the San Francisco Bay area where our operations are headquartered. In particular, we have experienced difficulty in hiring qualified ASIC, software, system, test and customer support engineers and we may not be successful in attracting and retaining individuals to fill these positions. If we are unable to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be harmed. In addition, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to such claims in the future as we seek to hire qualified personnel. Any claim of this nature could result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.


                              Page 24 of 31 pages.

WE HAVE EXPERIENCED A PERIOD OF RAPID GROWTH, AND IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE THIS AND FUTURE GROWTH, OUR BUSINESS MAY SUFFER.

    We have recently experienced a period of rapid growth. At March 31, 1997, we had a total of 38 employees, and at September 30, 1999, we had a total of 157 employees. We plan to continue to hire new employees to expand our operations significantly to pursue existing and potential market opportunities. This growth will place a significant demand on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. Our key personnel have limited experience managing this type of growth. If we cannot manage growth effectively, our business could suffer.

BECAUSE OUR INTELLECTUAL PROPERTY IS CRITICAL TO THE SUCCESS OF OUR BUSINESS, OUR OPERATING RESULTS WOULD SUFFER IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

    Because our products rely on proprietary technology and will likely continue to rely on technological advancements for market acceptance, we believe that the protection of our intellectual property rights will be critical to the success of our business. To protect our intellectual property rights, we rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If we are unable to protect our intellectual property from infringement, other companies may be able to use our intellectual property to offer competitive products at lower prices. We may not be able to effectively compete against these companies.

WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, AND EFFORTS TO PROTECT IT MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION WHICH COULD SERIOUSLY HARM OUR BUSINESS.

    Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting litigation could subject us to significant liability for damages and could cause our proprietary rights to be invalidated. Litigation, regardless of the merits of the claim or outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

        - stop using the challenged intellectual property or selling our products or services that incorporate it

        - obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which license may not be available on reasonable terms, or at all

        - redesign those products or services that are based on or incorporate the challenged intellectual property.

    If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our products, and our net revenues would be substantially reduced.


                              Page 25 of 31 pages.

IF WE, OUR KEY SUPPLIERS OR OUR CUSTOMERS FAIL TO BE READY FOR THE YEAR 2000 CALENDAR CHANGE, OUR BUSINESS MAY BE DISRUPTED AND OUR NET REVENUES MAY DECLINE.

    The year 2000 issue refers to the potential for disruption to business activities caused by system failures or miscalculations that are triggered by advancement of date records past the year 1999. A failure due to year 2000 issues involves numerous risks including:

        -   potential product warranty or other claims from our customers

        - negative impact on market demand for storage area networks or related hub and switch products until preparations for the calendar change by existing and potential customers are complete

        - manufacturing, information, facility and development systems problems, both those that are unique to us and those that affect geographical areas where our business and employees reside.

    Although we have completed testing our products' readiness for the year 2000 calendar change and believe that our products are ready for that event, we may yet discover that our current products, any of our new products or any product enhancements we develop in the future have problems because of the year 2000 calendar change. In this event, our business may be adversely affected and our customer relationships may suffer. We may find that our internal systems are not ready for the year 2000 calendar change. In this event, our business may be adversely affected and we may experience delays or disruptions in sales or deliveries of our product.

INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS AFFECTING OUR BUSINESS EVOLVE RAPIDLY, AND IF WE CANNOT DEVELOP PRODUCTS THAT ARE COMPATIBLE WITH THESE EVOLVING STANDARDS, OUR BUSINESS WILL SUFFER.

    Our products must comply with industry standards. For example, in the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission. Internationally, our products are also required to comply with standards established by authorities in various countries. Any new products and product enhancements that we introduce in the future must also meet industry standards at the time they are introduced. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business. Our products comprise only a part of the entire storage area network. All components of the storage area network must comply with the same standards in order to operate efficiently together. We depend on companies that provide other components of the storage area network to support the industry standards as they evolve. Many of these companies are significantly larger and more influential in effecting industry standards than we are. Some industry standards may not be widely adopted or they may not be implemented uniformly, and competing standards may emerge that may be preferred by original equipment manufacturer customers or end users. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could suffer.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

    For the six months ended September 30, 1999, 30% of our net revenues were from international sales activities, and for the fiscal year ended March 31, 1999, 21% of our net revenues were from international sales activities. We plan to increase our international sales activities. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:


                              Page 26 of 31 pages.

        - multiple protectionist, adverse and changing governmental laws and regulations

        -   reduced or limited protections of intellectual property rights

        - potentially adverse tax consequences resulting from changes in tax laws

        -   political and economic instability.

    To date, none of our international net revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. A portion of our international net revenues may be denominated in foreign currencies in the future, which would subject us to risks associated with fluctuations in those foreign currencies.

WE MAY BECOME INVOLVED IN COSTLY AND TIME-CONSUMING LITIGATION THAT MAY SUBSTANTIALLY INCREASE OUR COSTS AND THEREBY HARM OUR BUSINESS.

    We may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. For example, in May 1999, a former employee filed a complaint against us. We believe this claim is without merit and that resolution of this claim will not have a material adverse effect on our financial condition. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters that may arise from time-to-time may harm our business.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS' EQUITY AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

    As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our market or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

        - issue stock that would dilute our current stockholders' percentage ownership

        -   incur debt

        -   assume liabilities.

        These purchases could also involve numerous risks, including:

        - problems integrating the purchased operations, technologies or products

        -   unanticipated costs

        -   diversion of management's attention from our core business

        - adverse effects on existing business relationships with suppliers and customers

        - risks associated with entering markets in which we have no or limited prior experience

        -   potential loss of key employees of purchased organizations.

    We may not be able to successfully integrate any businesses, products, technologies or personnel that we might purchase in the future.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS.

    As of September 30, 1999, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 64% of our outstanding common stock. As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.


                              Page 27 of 31 pages.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

        - authorizing our board of directors to issue preferred stock without stockholder approval

        - providing for a classified board of directors with staggered, three-year terms

        -   prohibiting cumulative voting in the election of directors

        - requiring super-majority voting to effect significant amendments to our certificate of incorporation and bylaws

        -   limiting the ability of stockholders to call special meetings

        -   prohibiting stockholder actions by written consent

        - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

    Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

OUR STOCK PRICE MAY BE VOLATILE AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE INITIAL PUBLIC OFFERING PRICE OR YOUR PURCHASE PRICE.

    If you purchase shares of common stock, you may not be able to resell those shares at or above your purchase price. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

        -   actual or anticipated fluctuations in our operating results

        -   changes in market valuations of other technology companies

        - announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments

        - losses of major original equipment manufacturer customers, value added resellers or distributors

        -   additions or departures of key personnel

        -   sales of common stock in the future.

    In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS, WE MAY BE UNABLE TO DEVELOP OR ENHANCE OUR PRODUCTS, TAKE ADVANTAGE OF FUTURE OPPORTUNITIES OR RESPOND TO COMPETITIVE PRESSURES OR UNANTICIPATED REQUIREMENTS, EACH OF WHICH WOULD MATERIALLY HARM OUR BUSINESS.

    We believe that the net proceeds of our initial public offering in July 1999, together with our existing cash balances, credit facilities and cash flow expected to be generated from future operations, will be sufficient to meet our capital requirements at least through the next 12 months. However, we may be required, or could elect, to seek additional funding prior to that time. In the event we are required to raise additional funds we may not be able to do so on favorable terms, if at all. Further, if we issue new equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences o privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may be unable to develop or enhance our products, take advantage of future


                              Page 28 of 31 pages.

opportunities or respond to competitive pressures or unanticipated requirements. For additional information on our anticipated future capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK
PRICE.

    Our executive officers, directors and their affiliates hold a substantial number of shares, which they will be able to sell in the public market in the near future. Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 1999, all of our investments were in cash equivalents and short-term investments. See Note 3 of the Notes to the Condensed Financial Statements.

    We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.


                              Page 29 of 31 pages.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, Gadzoox may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. For example, in May 1999, a former employee filed a complaint against Gadzoox. Management believes this claim is without merit and that resolution of this claim will not have a material adverse effect on Gadzoox' financial position or statements of operation. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters may arise from time to time that may harm Gadzoox' business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In connection with its initial public offering in July of 1999, Gadzoox filed a Registration Statements on Form S-1, SEC File No. 333-78029 (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on July 19, 1999. Pursuant to the Registration Statement, Gadzoox registered 4,025,000 shares of its common stock, par value of $0.005 per share, including 525,000 shares sold to the underwriters upon the exercise of their over-allotment option. The aggregate offering price of the shares registered was $84,525,000, $5,916,750 of which was applied toward the underwriters discounts and commissions. Other expenses related to the offering were approximately $1,113,000. Gadzoox received net proceeds of approximately $77,495,000 from the sale of common stock in the initial public offering. Managing underwriters of the offering were Credit Suisse First Boston, Hambrecht & Quist, and Morgan Keegan & Company, Inc.

    Gadzoox invested the proceeds from the offering in short-term investment grade, interest bearing securities and intends to use the proceeds for working capital and general corporate purposes, including expenditures for research and development of new products, sales channel development and other corporate purposes. In addition, we may use a portion of the net proceeds to acquire businesses, products or technologies that are complementary to our current or future business and product lines. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        27.1    Financial Data Schedule

    (b) Reports on Form 8-K:

        None


                              Page 30 of 31 pages.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

Dated: November 11, 1999            GADZOOX NETWORKS, INC.
       --------------------------   (Registrant)

                                    /s/ K. William Sickler
                                    --------------------------------------------
                                    K. WILLIAM SICKLER



                                    President and Chief Executive Officer

                                    /s/ Christine E. Munson
                                    --------------------------------------------
                                    CHRISTINE E. MUNSON

                                    Chief Financial Officer and
                                    Vice President of Administration


                              Page 31 of 31 pages.

                                 EXHIBIT INDEX


EXHIBIT #       DESCRIPTION
---------       -----------

   27.1         Financial Data Schedule