Form 10-Q
period 1999-12-31
GADZOOX NETWORKS INC
filed 2000-02-14
CIK 1084722

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITIES
    EXCHANGE ACT OF 1934

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


                               5850 HELLYER AVENUE
                               SAN JOSE, CA 95138
                                 (408) 360-4950
                  (ADDRESS, INCLUDING ZIP CODE, OR REGISTRANT'S
                    PRINCIPAL EXECUTIVE OFFICES AND TELEPHONE
                          NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock on December 31, 1999 was 25,776,120 shares.

                               Page 1 of 31 pages.

                             GADZOOX NETWORKS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of December 31, 1999 and March 31, 1999

         Condensed Statements of Operations for the Three Months and Nine Months
         Ended December 31, 1999 and 1998

         Condensed Statements of Cash Flows for the Nine Months Ended
         December 31, 1999 and 1998

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


                              Page 2 of 31 pages.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GADZOOX NETWORKS, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                             December 31,     March 31,
                                                                1999            1999
                                                             ------------     ---------
                                                                     (unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                 $  30,346       $  12,202
   Short-term investments                                       49,242               -
   Accounts receivable, net                                      9,986           5,981
   Inventories                                                   6,163           5,306
   Prepaid expenses and other current assets                       803             305
                                                             ---------       ---------
        Total current assets                                    96,540          23,794
Property and equipment, net                                      5,420           4,553
Other assets                                                       289             251
                                                             ---------       ---------
                                                             $ 102,249       $  28,598
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of note payable                            $     291       $     371
  Current portion of capital lease obligations                   1,503           1,080
  Accounts payable                                               5,013           4,488
  Compensation related accruals                                  1,497             705
  Deferred revenue and other                                     1,069           1,238
                                                             ---------       ---------
        Total current liabilities                                9,373           7,882
Convertible note                                                 4,290          13,554
Note payable, net of current portion                                 -             196
Capital lease obligations, net of current portion                1,398           1,307
                                                             ---------       ---------
        Total liabilities                                       15,061          22,939
                                                             ---------       ---------


Stockholders' equity:
  Convertible preferred stock                                        -              69
  Common stock                                                     129              28
  Additional paid-in capital                                   124,597          37,081
  Deferred compensation                                         (1,461)         (2,425)
  Accumulated deficit                                          (36,077)        (29,094)
                                                             ---------       ---------
        Total stockholders' equity                              87,188           5,659
                                                             ---------       ---------
                                                             $ 102,249       $  28,598
                                                             =========       =========



         The accompanying notes are an integral part of these condensed financial statements.


                              Page 3 of 31 pages.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   Three Months Ended          Nine Months Ended
                                               -----------------------       -----------------------
                                                Dec. 31,      Dec. 31,       Dec. 31,      Dec. 31,
                                                 1999           1998           1999         1998
                                               --------       --------       --------       --------
Net revenues                                   $ 12,561       $  5,983       $ 32,852       $ 17,240
Cost of revenues                                  6,903          4,550         18,642         13,143
                                               --------       --------       --------       --------
  Gross margin                                    5,658          1,433         14,210          4,097
                                               --------       --------       --------       --------
Operating expenses:
  Research and development                        4,461          3,750         12,919         10,273
  Sales and marketing                             2,742          1,577          6,544          4,164
  General and administrative                        959            434          2,587            997
  Amortization of deferred compensation             321            184            964            299
                                               --------       --------       --------       --------
    Total operating expenses                      8,483          5,945         23,014         15,733
                                               --------       --------       --------       --------
Loss from operations                             (2,825)        (4,512)        (8,804)       (11,636)
                                               --------       --------       --------       --------
Total other income (expense), net                 1,027            (51)         1,821           (112)
                                               --------       --------       --------       --------
Net Loss                                       $ (1,798)      $ (4,563)      $ (6,983)      $(11,748)
                                               ========       ========       ========       ========

Basic net loss per share                       $  (0.07)      $  (0.93)      $  (0.40)      $  (2.50)
                                               ========       ========       ========       ========

Weighted average shares used in computing        25,614          4,915         17,523          4,704
 basic net loss per share                      ========       ========       ========       ========


Pro forma basic net loss per share             $  (0.07)      $  (0.24)      $  (0.30)      $  (0.67)
                                               ========       ========       ========       ========

Weighted average shares used in computing
  pro forma basic net loss per share             25,614         18,659         23,137         17,532
                                               ========       ========       ========       ========




           The condensed notes are an integral part to these condensed financial statements.


                              Page 4 of 31 pages.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                                 December 31,
                                                                            -----------------------
                                                                             1999            1998
                                                                            --------       --------
Cash Flows from Operating Activities:
  Net Loss                                                                   $ (6,983)      $(11,748)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                               1,835          1,210
    Amortization of deferred compensation                                         964            299
    Accrued interest                                                              393            263
Changes in operating assets and liabilities:
      Accounts receivable                                                      (4,005)        (3,120)
      Inventories                                                                (857)        (2,137)
      Prepaid expenses and other assets                                          (536)          (309)
      Accounts payable and other accrued liabilities                            1,107          2,528
                                                                             --------       --------
        Net cash used in operating activities                                  (8,082)       (13,014)
                                                                             --------       --------


Cash Flows from Investing Activities:
  Purchases of property and equipment                                          (1,275)        (1,186)
  Purchase of available for sale investments                                  (49,242)             -
                                                                             --------       --------
        Net cash used for investing activities                                (50,517)        (1,186)
                                                                             --------       --------

Cash Flows from Financing Activities:
  Proceeds from convertible note                                                    -         15,000
  Payments on note payable                                                       (276)          (257)
  Payments on capital lease obligations                                          (914)          (570)
  Proceeds from issuance of common stock to employees                             438             80
  Proceeds from issuance of common stock in the initial public offering        84,525              -
  Offering costs relating to  the issuance of common stock                     (7,030)             -
  Proceeds from issuance of preferred stock, net                                    -         10,910
                                                                             --------       --------
      Net cash provided by financing activities                                76,743         25,163
                                                                             --------       --------
Net increase in cash and cash equivalents                                      18,144         10,963
Cash and cash equivalents at beginning of period                               12,202          4,624
                                                                             --------       --------
Cash and cash equivalents at end of period                                   $ 30,346       $ 15,587
                                                                             ========       ========

Supplemental Cash Flow Information:
Cash paid for interest                                                       $    195       $    168
                                                                             ========       ========

Property and equipment acquired under capital
  lease obligations                                                          $  1,427       $  1,309
                                                                             ========       ========
Partial conversion of convertible note to
  common stock                                                               $  9,617       $  1,857
                                                                             ========       ========

Conversion of convertible preferred stock into common stock                  $ 34,219   $          -
                                                                             ========       ========


           The condensed notes are an integral part to these condensed financial statements.


                              Page 5 of 31 pages.

                             GADZOOX NETWORKS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                (Information for the three and nine months ended
                         December 31, 1999 is unaudited)


1.  BASIS OF PRESENTATION

    The condensed financial statements included herein have been prepared by Gadzoox Networks, Inc. ("Gadzoox") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of March 31, 1999, has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in Gadzoox' Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

    In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended December 31, 1999, are not necessarily indicative of the results that may be expected for future quarters or the fiscal year ending March 31, 2000.

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


                              Page 6 of 31 pages.

        The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):


                                             Three Months Ended             Nine Months Ended
                                          ------------------------       -----------------------
                                           Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,
                                            1999            1998           1999          1998
                                           --------       --------     -----------      --------
                                               (unaudited)             (unaudited)

Net loss                                   $ (1,798)      $ (4,563)      $ (6,983)      $(11,748)
                                           ========       ========       ========       ========
Basic:
Weighted average shares of common
  stock outstanding                          25,749          5,450         17,757          5,339
Less:  Weighted average shares of
  common stock subject to repurchase           (135)          (535)          (234)          (635)
                                           --------       --------       --------       --------

Weighted average shares used in
  computing basic net loss per share         25,614          4,915         17,523          4,704
                                           ========       ========       ========       ========

Basic net loss per  share                  $  (0.07)      $  (0.93)      $  (0.40)      $  (2.50)
                                           ========       ========       ========       ========
Pro forma:
Net loss                                   $ (1,798)      $ (4,563)      $ (6,983)      $(11,748)
                                           ========       ========       ========       ========

Shares used above                            25,614          4,915         17,523          4,704
Pro forma adjustment to reflect
  weighted average effect of
  conversion of convertible preferred
  stock                                           -         13,744          5,614         12,828
                                           --------       --------       --------       --------

Weighted average shares used in
  computing pro forma basic net
  loss per shares                            25,614         18,659         23,137         17,532
                                           ========       ========       ========       ========

Pro forma basic net loss per share         $  (0.07)      $  (0.24)      $  (0.30)      $  (0.67)
                                           ========       ========       ========       ========



3.  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    All highly liquid investment securities with original maturities of three months or less are considered cash equivalents. Available for sale investments with original maturities of more than three months are considered short-term investments. Management determines the appropriate classification of investments in debt and equity securities at the time of purchase. All of Gadzoox' investments are classified as available for sale. At December 31, 1999, Gadzoox held $30,346,000 and $49,242,000 in cash and cash equivalents and short-term investments, respectively. All investments are stated at fair market value which approximates cost.


                              Page 7 of 31 pages.

4.   INVENTORIES

Inventories are stated at the lower of cost or market, on a first in, first out method. Inventories consist of the following (in thousands):

                                     December 31,      March 31,
                                        1999            1999
                                       ------          ------
                                     (unaudited)

   Raw materials                       $2,771          $2,565
   Work-in-progress                     1,081             210
   Finished Goods                       2,311           2,531
                                       ------          ------
                                       $6,163          $5,306
                                       ======          ======


5.   CONVERTIBLE NOTE

    In September 1998, Gadzoox entered into a $15,000,000 convertible note purchase agreement (the "Agreement") with Seagate Technology, Inc. ("Seagate"). Under this Agreement, Seagate purchased a convertible subordinated promissory note in the aggregate principal amount of $15,000,000 (the "Convertible Note"), bearing simple interest on the unpaid balance at a rate equal to 5.75% per annum with principal and interest maturing September 2001. As further outlined and defined in the Agreement, Gadzoox may convert, at its sole option, any portion or all of the outstanding balance of principal and interest on the Convertible
Note into shares of common stock at a price of $7.65 per share. Accrued interest is converted prior to any principal owing under the Convertible Note. The Agreement also provides that without Gadzoox' consent, conversion of the Convertible Note may not result in Seagate holding more than 19.9% of Gadzoox' outstanding shares. In the event of a default, as defined in the Agreement, Seagate may declare all outstanding interest and principal immediately due and payable in cash. Gadzoox may, upon 30 days written notice to Seagate, prepay the Convertible Note in whole or in part.

    In July 1999, in connection with the closing of Gadzoox' initial public offering, Gadzoox converted approximately $9,617,000 of outstanding principal and interest into 1,257,074 shares of common stock. At December 31, 1999, there was approximately $4,290,000 of unpaid principal and interest outstanding under the Convertible Note which, if converted, would have converted into 560,784 shares of common stock.


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


                              Page 8 of 31 pages.

7.   INITIAL PUBLIC OFFERING

    On July 20, 1999, Gadzoox completed its initial public offering of 4,025,000 shares of its common stock, including 525,000 shares sold to the underwriters upon the exercise of their over-allotment option. The aggregate offering proceeds of the shares registered was $84,525,000, $5,917,000 of which was applied toward the underwriters' discounts and commissions. Other expenses related to the offering were approximately $1,113,000. Gadzoox received net proceeds of approximately $77,495,000 from the sale of common stock in the initial public offering.

    Concurrent with the closing of the initial public offering, 13,907,399 shares of convertible preferred stock were converted into 13,907,399 shares of common stock.


8.    COMMON STOCK

1999 EMPLOYEE STOCK PURCHASE PLAN

        In May 1999, the Board of Directors approved the adoption of Gadzoox' 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan was approved by the stockholders on June 19, 1999. A total of 150,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. The number of shares reserved for issuance under the Stock Purchase Plan will be subject to an annual increase to be added on the first day of Gadzoox' fiscal year, beginning in 2000, and equal to the lesser of (a) 250,000 shares, (b) 1% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. The Stock Purchase Plan allows eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock.

1993 STOCK OPTION PLAN

        In May 1999, the Board of Directors approved and adopted an Amended and Restated 1993 Stock Option Plan (the "Amended Plan"). The Amended Plan was approved by the stockholders on June 19, 1999 and was effective upon the closing of Gadzoox' initial public offering on July 20, 1999. Under the Amended Plan, the number of shares authorized for issuance is increased to 8,180,000. The number of shares reserved for issuance under the Amended Plan will be subject to an annual increase to be added on the first day of Gadzoox' fiscal year, beginning in 2000, and equal to the lesser of (a) 1,500,000 shares, (b) 5% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors.

1999 DIRECTOR STOCK OPTION PLAN

        In May 1999, the Board of Directors approved the adoption of the 1999 Director Stock Option Plan (the "Director Plan"). The Director Plan was approved by the stockholders on June 19, 1999. The Director Plan provides for the automatic grant of 5,000 shares of common stock to each non-employee director on the later of the date of adoption of the Director Plan or the date on which such person first becomes a director (the "Initial Grant"). After the Initial Grant, the non-employee director will receive an automatic annual grant of 2,500 shares of common stock. All shares granted under the Director Plan are 100% vested at the grant date and expire upon the earlier of three years or the resignation of the director from the Board of Directors. A total of 50,000 shares of common stock have been reserved for issuance under the Director Plan. The number of shares reserved for issuance under the Director Plan will be subject to annual increases, beginning with the fiscal year beginning in 2000, sufficient to bring the number of shares available for future issuance to 50,000 shares. As of December 31, 1999, options to acquire 25,000 shares of common stock were outstanding under the Director Plan.


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

10.    FACILITY LEASE

        In October 1999, Gadzoox executed a facility lease for approximately 14,000 square feet of office and development space in a shared facility in Irvine, California (the "Irvine Facility") and Gadzoox intends to relocate its Placentia, California development operations to the Irvine Facility upon completion of construction, which is estimated to occur approximately March 2000. Our lease for the Placentia, California facility expired at the end of October 1999, and we will continue to rent this facility in the short-term, on a month-to-month basis.

        Payment of rent for the Irvine Facility commences one month following occupancy at an initial rate of approximately $22,000 per month, triple net, escalating ratably to approximately $25,000 per month for the last year of the lease. Gadzoox anticipates its share of the facilities' common costs, utilities and maintenance to be approximately $7,000 per month. The lease term is five years and one month from the date of occupancy.


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


COMPANY OVERVIEW

        Gadzoox is a leading provider of hardware and software products for storage area networks, or SANs. Our SAN hub and switch products are designed to leverage the capabilities of fibre channel technology to enable companies to better manage the growth in mission-critical data by overcoming the limitation of traditional captive storage architecture. We sell our SAN products primarily through leading original equipment manufacturers ("OEM"), including Hewlett-Packard Company, Compaq Computer Corporation, and Data General Corporation. We also sell our products through distribution channel partners.

        We were founded in April 1992 and initially developed electronic test equipment. Since October 1995, we have focused on developing fibre channel network products that address the needs of the SAN market. In fiscal 1997, we sold our patent rights to the electronic test equipment. Prior to fiscal 1998, our operating activities related primarily to increasing our research and development capabilities, designing and developing hardware and software products which we currently sell and staffing our administrative, marketing and sales organizations. Since our inception, we have incurred significant losses, and as of December 31, 1999, we had an accumulated deficit of $36,077 and our net loss for the quarter ended December 31, 1999, was $1,798. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant sales and marketing, product development and administrative expenses, and as a result, we need to generate significant net revenues to achieve and maintain profitability. Although our net revenues have grown, we may not be able to sustain these growth rates, and we may not realize sufficient net revenues to achieve profitability.

        Currently, we hold four United States patents for our SAN-related technology and have four pending patents, however, it is possible that patents may not be issued for these applications. All of our software products are copyrighted with our banners and notices. We have been granted registration of two trademarks in the United States. Despite precautions, third parties could copy or otherwise obtain and use


                              Page 11 of 31 pages.

our products or technology without authorization, or develop similar technology independently. The measures we undertake may not be adequate to protect our proprietary technology, and these measures may not preclude competitors from independently developing products with functionality or features similar to our products. There can be no assurance that the precautions we take will prevent misappropriation or infringement of our technology.

        We currently derive substantially all of our net revenues from sales of a limited number of products within the same product line. During fiscal 1999, substantially all of our net revenues were derived from sales of our hub products. We commenced commercial shipment of our Capellix switch products during the quarter ending December 31, 1999. While sales of Capellix during the quarter ending December 31, 1999 were approximately 28% of net revenues, we expect that the majority of our net revenues in fiscal 2000 will continue to be generated from sales of our hub products. We may not be successful in our efforts to diversify our product base. Also, we may not be successful in the adoption of new products, in particular our Capellix switch. Additionally, even if our customers adopt Capellix, we can not assure you that our net revenues will increase.

        We depend on a few key customers. In fiscal 1999, approximately 68% of our net revenues came from three customers with sales to Compaq Computer Corporation, Digital Equipment Corporation and Hewlett-Packard Company each accounting for more than 10% of our net revenues. For the three and nine months ended December 31, 1999, approximately 61% and 68%, respectively, of our net revenues came from three customers. For the three and nine months ended December 31, 1999, approximately 20% and 22%, respectively, of our net revenues were from Compaq Computer Corporation, approximately 10% and 7%, respectively, of our net revenues were from Tokyo Electron Ltd., and approximately 31% and 35%, respectively, from Hewlett-Packard Company.

        We generally record product net revenues upon shipment except in circumstances where product return rates cannot be reasonably estimated. Revenue for sales to one OEM customer is not recognized until the OEM takes delivery from a third-party warehouse where we inventory products for them. Where product return rates cannot be reasonably estimated, revenue is recognized upon sell-through to the end user by the distribution channel partner. We provide allowances for estimated sales returns at the time of revenue recognition.

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


                              Page 12 of 31 pages.

        Our OEM contracts generally contain additional provisions regarding product technical specifications, labeling and boxing instructions and other customization instructions. Several of our OEM sales contracts contain favored pricing provisions as well as confidentiality provisions. Two of our OEM sales contracts provide the OEM the right to manufacture our product in the event of a material default we are unable to cure within a specified time period.

        We currently outsource substantially our entire product manufacturing to Sanmina Corporation, a third-party manufacturer which manufactures our products in two of their locations in the United States. Our agreement with Sanmina Corporation provides for two months of rolling purchase orders and rolling forecasts for nine months immediately following the purchase order period. Purchase prices are negotiable throughout the three-year contract period. We are liable for materials that Sanmina Corporation purchases on our behalf that we cannot use, cannot be cancelled before receipt or are unique parts otherwise unusable by Sanmina Corporation. The agreement restricts our ability to reschedule orders and allows us to cancel existing orders subject to penalties of up to the total purchase price. Sanmina Corporation provides warranties on workmanship and pass-through warranties on component parts. Sanmina Corporation purchases most of the components used to manufacture our products. Gadzoox obtains some key components, such as our application specific integrated circuits, or ASICs, from sole sources and other components, such as optical transceivers. If we inaccurately forecast demand for our products, Sanmina Corporation may be unable to provide us with adequate manufacturing capacity. In addition, Sanmina Corporation may not be able to obtain adequate supplies of components to meet our customers' delivery requirements. Alternatively, excess inventories may be accumulated by Sanmina Corporation for our account. In order to reduce the cost of sales, during the quarter ended December 31, 1999, we relocated substantially all of our manufacturing operations from Sanmina Corporation's manufacturing facility in Santa Clara, California to its manufacturing facility in Guntersville, Alabama. Additionally, we may consider moving the outsourced manufacturing to other new locations or to a new contract manufacturer. These relocations could be time consuming and expensive and there can be no assurance that such moves would not disrupt the manufacturing of our products. Such disruptions could cause us to lose net revenues and damage our customer relationships.


                              Page 13 of 31 pages.

QUARTERLY RESULTS OF OPERATIONS

        The following table presents our operating results represented by selected items from the unaudited Condensed Statements of Operations for the three and nine month periods ended December 31, 1999 and 1998 as a percentage of net revenues. This table should be read in conjunction with the Condensed Financial Statements included elsewhere herein.

                                            Three Months Ended       Nine Months Ended
                                            -------------------    --------------------
                                            Dec. 31,   Dec. 31,    Dec. 31,     Dec. 31,
                                             1999        1998        1999        1998
                                             ----        ----        ----        ----

Net revenues                                  100%       100 %       100 %        100%
Cost of revenues                               55          76          57          76
  Gross margin                                 45          24          43          24
Operating expenses:
  Research and development                     36          63          39          59
  Sales and marketing                          22          26          20          24
  General and administrative                    8           7           8           6
  Amortization of deferred compensation         3           3           3           2
                                             ----        ----        ----        ----
Total operating expenses                       69          99          70          91
                                             ----        ----        ----        ----
Loss from operations                          (24)        (75)        (27)        (67)

Total other income (expense), net               8          (1)          6          (1)
                                             ----        ----        ----        ----
        Net Loss                              (16)%       (76)%       (21)%       (68)%
                                             ====        ====        ====        ====


Net Revenues

        Net revenues for the three months ended December 31, 1999, increased by approximately $6,578 or 110% to $12,561 compared to net revenues of $5,983 in the same quarter in fiscal 1998. Net revenues for the nine months ended December 31, 1999, increased by approximately $15,612 or 91% to $32,852 from $17,240 in the same period of fiscal 1998. For the quarter ended December 31, 1999, approximately 31% of our net revenues came from sales to Hewlett-Packard Company, approximately 10% of our net revenues came from Tokyo Electron Ltd. and approximately 20% of our net revenues came from sales to Compaq Computer Corporation. For the quarter ended December 31, 1998, approximately 24%, 37% and 13% of our net revenues came from sales to Hewlett-Packard Company, Compaq Computer Corporation and Data General, respectively.

        The increase in net revenues is primarily attributable to greater sales of our hub products and the first sales of our Capellix switch products which approximated 28% of our net revenues for the three months ended December 31, 1999. For the three and nine months ended December 31, 1999, 61% and 68%, respectively, of our revenues came from sales to OEM customers as compared to 85% and 83% of net revenues represented by sales to OEM customers during the quarter and nine months ended December 31, 1998, respectively. International sales represented 30% and 26% of our net revenues for the quarter ended December 31, 1999 and December 31, 1998, respectively.


                              Page 14 of 31 pages.

 Gross Margin

        Gross margin increased 295% to $5,658 for the quarter ended December 31, 1999, up from $1,433 for quarter ended December 31, 1998. For the nine months ended December 31, 1999, gross margin increased by 247% to $14,210, up from $4,097 in the nine months ended December 31, 1998. Actual gross margin for the quarter ended December 31, 1999, was 45%, compared to actual gross margin of 24% for the quarter ended December 31, 1998. Actual gross margin for the nine months ended December 31, 1999, was 43%, compared to actual gross margin of 24% for the nine months ended December 31, 1998. The increase in gross margin is primarily due to higher sales volumes which have resulted in economies of scale, cost savings relating to our transition to Sanmina Corporation's Guntersville, Alabama facility, higher sales volume to distribution channel partners for which gross margins are typically higher than for OEM customers and the mix of products sold, some of which derive higher gross margins. For the quarter ended December 31, 1998, Gadzoox used the services of a prior contract manufacturer and completed the transition to Sanmina Corporation for all manufacturing during the quarter ended March 31, 1999. Prior cost savings may not be indicative of cost savings in the future.


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

        Research and development expenses increased by 19% to $4,461 for the quarter ended December 31, 1999, up from $3,750 for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, research and development expenses increased by 26% to $12,919 from $10,273 in the same period in fiscal 1998. These increases are primarily due to additional research and development personnel, including the addition of our strategic research and development team and our two ASIC development teams, and the cost of development of the Capellix switch product and other future products. We believe that a significant level of investment in product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development such that research and development expenses will continue to increase in absolute dollars.


Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as, costs associated with trade shows, promotional activities, travel expenses and other related expenses.

        Sales and marketing expenses increased by 74% to $2,742 during the quarter ended December 31, 1999, up from $1,577 for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, sales and marketing expenses increased by 57% to $6,544 from $4,164 in the same period in fiscal 1998. The increases are primarily attributable to increased staffing, the cost of supporting OEM customers, trade show participation, providing sales support for distribution customers through Gadzoox Associates in Networking ("GAIN") program, comprehensive sales tools, in-depth training and other marketing and sales activities.

        We intend to continue to significantly expand our sales and marketing operations and efforts, both domestically and internationally, in order to increase market awareness and to generate additional sales of


                              Page 15 of 31 pages.

our products. However, we cannot be certain that any increased expenditures will result in higher net revenues. In addition, we believe our future success depends upon establishing additional successful relationships with a variety of channel partners. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to continue to increase in absolute dollars in the future.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems.

        General and administrative expenses increased by 121% to $959 for the quarter ended December 31, 1999, up from $434 for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, general and administrative expenses increased by 159% to $2,587 from $997 in the same period in fiscal 1998. These increases are primarily attributable to increased facility costs related to relocation of our corporate headquarters to a new facility in November 1998 and increased costs associated with operating as a public company.

        We expect general and administrative expenses to continue to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business, expansion of our information infrastructure and our operation as a public company.

Amortization of Deferred Compensation

        In connection with the grant of stock options to employees, we recorded deferred compensation within stockholders' equity of approximately $3.0 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded amortization of deferred compensation of approximately $321 and $184 for the quarters ended December 31, 1999 and 1998, respectively. For the nine months ended December 31, 1999, compared to December 31, 1998, we amortized deferred compensation of approximately $964 and $299, respectively. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.


Other Income (Expense), net

        Interest income, net of interest expense, related to our debt and lease obligations, includes income from our cash and cash equivalents and short-term investments, net of expenses related to our financing obligations.

        Interest income, net of interest expense, totaled $1,027 for the quarter ended December 31, 1999. For the quarter ended December 31, 1998, interest expense, net of interest income, totaled $51. This increase is primarily due to interest income earned from investment of the net proceeds received from the issuance of common stock from our initial public offering in July 1999 and by lower interest expense charged on the convertible note due to partial conversion of the note in connection with our initial public offering. This increase was partially offset by increased interest expense charged on higher capital lease obligations. For the nine months ended December 31, 1999, interest income, net of interest expense totaled $1,821 compared to interest expense net of interest income of $112 for the same period in 1998.


                              Page 16 of 31 pages.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through private sales of convertible preferred stock, the issuance of a convertible note, equipment financing and proceeds from our initial public offering.

        For the nine months ended December 31, 1999, we used $8,082 in net cash for operations compared to $13,014 for the same period in 1998. This represents a decrease of 38% and is primarily due to a decrease in our net loss to $6,983 in the nine months ended December 31, 1999, compared to our net loss of $11,748 for the same period in fiscal 1998.

        For the nine months ended December 31, 1999, Gadzoox used $1,275 in cash from investing activities to acquire property and equipment compared to $1,186 used in the same period in 1998. Additionally, we invested $49,242 of the proceeds from our initial public offering during the nine months ended December 31, 1999 in short-term investments.

        Net cash provided by financing activities was $76,743 and $25,163 for the nine months ended December 1999 and 1998, respectively. For the nine months ended December 31, 1999, the primary source of cash generation was from the sale of common stock in our initial public offering. Additionally, we used debt and leases to partially finance operations and capital purchases, and we plan to continue this practice.

        For the nine months ended December 31, 1999 and 1998, we acquired $1,427 and $1,309, respectively, in equipment under capitalized leases. At December 31, 1999, we had $2,901 in outstanding capitalized lease obligations.

        Cash, cash equivalents and short-term investments totaled $79,588 at December 31, 1999, up from $12,202 at March 31, 1999. This increase is primarily due to the cash raised from the sale of common stock in our initial public offering. This increase was partially offset by net cash used in operations of $8,082 and capital expenditures of $1,275.

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


Year 2000 Readiness

        The year 2000 issue refers to the potential for disruption to business activities caused by system failures or miscalculations which are triggered by advancement of date records past the year 1999. Our transition of date records to the year 2000 has been uneventful, however, other situations such as hardware and software not used every day could cause problems when first used during the year 2000. Therefore, problems could still occur.


                              Page 17 of 31 pages.

        Readiness of our Products. We have designed our products to be ready for the year 2000 calendar change. We represent to our customers that each hardware, software and firmware product supplied by us will accurately process date data from, into and between the 20th and 21st centuries and the years 1999 and 2000, including leap year calculations, when used in accordance with the product documentation provided by us. We also represent to our customers that upon notification of any year 2000 problems with our products, we will remedy it by product repair or replacement. To date, we have not received any notification from our customers that our products are not year 2000 compliant.

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

        Readiness of Our Systems and Facilities. Our business may be affected by year 2000 issues. We previously completed the identification of year 2000 issues and made system updates, upgrades and replacements of non-ready systems. Systems include internal hardware and software as well as external service provided by other companies, including contract manufacturing, product development, information processing and facility services. We have not experienced any year 2000 issues to date and we do not believe that we will have any significant problems later during the year 2000 relating to any of our internal systems. The majority of our software, hardware and operating systems have been acquired as new products in the last two years. Most of it is shrink-wrapped product and is still maintained by existing vendors. We do not believe that we have any significant systems that contain embedded chips that are not year 2000 compliant that may cause us problems later in the year 2000. Most of our hardware is made of branded components that have been acquired in the last two years from manufacturers that are still in business. We are not using legacy hardware or software that would be more likely to have calendar issues because of its age.

        Based on our efforts to date, including our cost of analysis of our year 2000 readiness, the total cost of year 2000 preparation and remediation has been immaterial to our business.

        Year 2000 Risks. An internal or external business disruption caused by an issue later in the year 2000 could interrupt our operations and damage our relationships with our customers. An internal disruption unique to us could give competitive advantages to our competitors. Failure of our internal systems and critical external services to continue to be year 2000 compliant could delay order processing, issuing invoices or development and shipment of products. The cost of recovery from failures could be significant.

        We are unable to determine whether these or other year 2000 failures could still occur and have a potentially material impact on our business, results of operations, or financial condition. This inability is particularly due to the potential scope of the year 2000 problem and the inability to assure the readiness of external service providers, including utilities, government entities and other vendors.


                              Page 18 of 31 pages.

RISK FACTORS

        You should carefully consider the following risk factors and all other information contained in this Form 10-Q for the quarter ended December 31, 1999. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks. See also page 2 of this document for discussion of forward-looking statements.

WE HAVE INCURRED SIGNIFICANT LOSSES IN EVERY FISCAL YEAR AND FISCAL QUARTER SINCE OUR INCEPTION AND WE MAY NEVER BECOME PROFITABLE.

        We have incurred significant losses since inception and expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. As of December 31, 1999, our accumulated deficit was $36.1 million. From inception through the fiscal year ended March 31, 1999, our net loss was $29.1 million, and for the nine months ended December 31, 1999, our net loss was $7.0 million. Although our net revenues have grown in recent quarters, we may not be able to sustain this growth, and we may not realize sufficient net revenues to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we will need to generate increased net revenues to achieve profitability. Further, even if we achieve profitability, given the competition in, and the evolving nature of the storage area networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

        We depend on a few key original equipment manufacturer customers. In fiscal 1999, approximately 68% of our net revenues came from three customers with sales to Compaq Computer Corporation, Digital Equipment Corporation and Hewlett-Packard Company each accounting for more than 10% of our net revenues. For the nine months ended December 31, 1999, approximately 22% of our net revenues came from Compaq Computer Corporation and approximately 35% from Hewlett-Packard Company. In fiscal 1998, approximately 69% of our net revenues came from sales to Hewlett-Packard Company and Digital Equipment Corporation. Although we intend to expand our original equipment manufacture customer base, we anticipate that our operating results will continue to depend on sales to a relatively small number of customers. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For example, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip product, and in December 1998, Hewlett-Packard Company unexpectedly reduced orders for our Gibraltar 10-port product. Digital Equipment Corporation's order cancellation resulted in a reduction of anticipated net revenues by approximately 12% for the fiscal year ended March 31, 1999.

THE STORAGE AREA NETWORK MARKET IN WHICH WE COMPETE IS NEW AND UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

        The market for storage area networks and related hub and switch products has only recently begun to develop and is rapidly evolving. Because this market is new, it is difficult to predict its potential size or future growth rate. Our products are used exclusively in storage area networks. Accordingly, wide spread adoption of storage area networks as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like storage area networks. The speed at which customers adopt current and new products for storage area


                              Page 20 of 31 pages.

networks is highly unpredictable. Our success in generating net revenues in this emerging market will depend on, among other things, our ability to:

        - educate potential original equipment manufacturer customers, distribution channel partners and end users about the benefits of storage area networks and hub and switch technology

        - maintain and enhance our relationships with leading original equipment manufacturer customers and channel partners

        - predict and base our products on standards which ultimately become industry standards

        - predict and deliver new and innovative products demanded by the storage area marketplace.

        In addition, storage area networks are often implemented in connection with deployment of new storage systems and servers. Accordingly, our future success is also substantially dependent on the market for new storage systems and servers.

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS MAY SUFFER IF DEMAND FOR ANY OF THESE PRODUCTS DECLINES OR FAILS TO DEVELOP AS WE EXPECT.

        We derive a substantial portion of our net revenues from a limited number of products. Specifically, in fiscal 1999 and the first nine months of fiscal 2000, the majority of our net revenues were derived from our hub products. We expect that net revenues from our hub products will continue to account for a substantial portion of our total net revenues for the foreseeable future. Although we introduced our Capellix switch in May 1999 with initial commercial shipments occurring during the quarter ended December 31, 1999, there is no assurance that this product will be adopted by our OEM or distribution customers or that significant net revenues would be derived if adopted. As a result, for the foreseeable future, we will continue to be subject to the risk of a significant decrease in net revenues if demand for our hub products decline. Therefore, continued market acceptance of our hub products and market acceptance of our switch products is critical to our future success. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

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

OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

        Our future success depends upon our ability to address the rapidly changing storage area network market including changes in relevant industry standards and the changing needs of our customers by developing and introducing high-quality, technologically-progressive, cost-effective products, product enhancements and services on a timely basis. For example, in May 1999, we announced the launch of our Capellix switch and commenced initial shipments in the quarter ended December 31, 1999. Our future net revenue growth will be dependent on the success of these and other new products, and we may not be able to develop and introduce these or other new products successfully in the time frame we expect. Further, we cannot be certain of the demand for, and market acceptance of, these and other new products. In addition, we must manage successfully the introduction of new or enhanced products to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet our customers' demands. Our net revenues may be


                              Page 21 of 31 pages.

reduced if we fail to develop product enhancements, if we fail to introduce new products or if any new products or product enhancements that we develop and introduce are not broadly accepted.

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


                              Page 22 of 31 pages.

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


                              Page 23 of 31 pages.

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


                              Page 24 of 31 pages.

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

WE HAVE EXPERIENCED A PERIOD OF RAPID GROWTH, AND IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE THIS AND FUTURE GROWTH, OUR BUSINESS MAY SUFFER.

        We have recently experienced a period of rapid growth. At March 31, 1997, we had a total of 38 employees, and at December 31, 1999, we had a total of 167 employees. We plan to continue to hire new employees to expand our operations significantly to pursue existing and potential market opportunities. This growth will place a significant demand on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. Our key personnel have limited experience managing this type of growth. If we cannot manage growth effectively, our business could suffer.

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


                              Page 25 of 31 pages.

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

        Although we are past January 1, 2000, and to date have not experienced any material problems related to the year 2000 issue, we may yet discover that our current products, any of our new products or any product enhancements we develop in the future may have problems because of the year 2000 calendar change. In this event, our business may be adversely affected and our customer relationships may suffer. We may still find problems with our internal systems. In this event, our business may be adversely affected and we may experience delays or disruptions in sales or deliveries of our product.

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

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

        For the nine months ended December 31, 1999, 30% of our net revenues were from international sales activities, and for the fiscal year ended March 31, 1999, 21% of our net revenues were from international sales activities. We plan to increase our international sales activities. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue


                              Page 26 of 31 pages.

international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS.

        As of December 31, 1999, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 66% of our outstanding common stock. As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval,


                              Page 27 of 31 pages.

including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.

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

        We believe that the net proceeds of our initial public offering in July 1999, together with our existing cash balances, credit facilities and cash flow expected to be generated from future operations, will be sufficient to meet our capital requirements at least through the next 12 months. However, we may be required, or could elect, to seek additional funding prior to that time. In the event we are required to raise additional funds we may not be able to do so on favorable terms, if at all. Further, if we issue new equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences o privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. For additional information on our anticipated future capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 1999, all of our investments were in


                              Page 28 of 31 pages.

 cash equivalents and short-term
investments. See Note 3 of the Notes to the Condensed Financial Statements.

        We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.


                              Page 29 of 31 pages.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

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


Dated:  2/14/2000                     GADZOOX NETWORKS, INC.
      ----------------------------    (Registrant)

                                      /s/ Christine E. Munson
                                      ------------------------
                                      CHRISTINE E. MUNSON
                                      Chief Financial Officer and
                                      Vice President of Administration


                              Page 31 of 31 pages.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
------               -----------
 27.1                Financial Data Schedule