Form 10-K
period 2000-03-31
GADZOOX NETWORKS INC
filed 2000-06-29
CIK 1084722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE YEAR ENDED MARCH 31, 2000

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

                                  BILL SICKLER
                     PRESIDENT AND CHIEF EXECUTIVE OFFICER
                               5850 HELLYER AVENUE
                               SAN JOSE, CA 95138
                                 (408) 360-4950
                  (ADDRESS, INCLUDING ZIP CODE, OR REGISTRANT'S
                    PRINCIPAL EXECUTIVE OFFICES AND TELEPHONE
                          NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.005 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $437,335,274 as of May 31, 2000, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on May 31, 2000 was 27,548,334 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

                             GADZOOX NETWORKS, INC.

                                    FORM 10-K

                                      INDEX

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business                                                            2

Item 2.   Properties                                                         18

Item 3.   Legal Proceedings                                                  18

Item 4.   Submission of Matters to a Vote of Security Holders                18

                                PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                            19

Item 6.   Selected Financial Data                                            19

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              21

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks        36

Item 8.   Financial Statement and Supplementary Data                         37

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               37

                               Part III

Item 10.  Directors, Executive Officers, Promoters and Control Persons:
          Compliance with Section 16(a) of the Exchange Act                  38

Item 11.  Executive Compensation                                             38

Item 12.  Security Ownership of Certain Beneficial Owners and Management     38

Item 13.  Certain Relationships and Related Transactions                     38

                               Part IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K  39

                                     PART I

This document contains a number of forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Note Regarding Forward-Looking Statements." Our business is subject to numerous risks and uncertainties. See "Risk Factors."


ITEM 1. BUSINESS

OVERVIEW

        We are a leading provider of hardware and software products that enable the creation of networks made up of computers and data storage devices which have become known as storage area networks ("SANs"). Our SAN products are based on fibre channel technology, a set of specifications designed to enable computing devices, such as computers and storage devices, to rapidly exchange large amounts of data. We have designed our products to leverage the capabilities of fibre channel technology to enable companies to better manage the growth of mission-critical data by overcoming the limitations of the traditional small computer system interface ("SCSI"), which is a captive storage architecture.

        We believe we have developed the most comprehensive line of products in the SAN industry. These products include (1) the Bitstrip active hub, an unmanaged, Gigabit fibre channel hub, which provides a cost-effective solution for entry-level SANs; (2) the Gibraltar line of hubs, managed hubs designed to provide centralized management of a SAN; (3) the Capellix 3000 chassis switch, a switch that can be configured to perform multiple functions by adding hardware and scalable from 6 to 32 ports; (4) the Capellix 2000 stackable switch, an 8-port switch that is extendable to 11 ports, designed for the entry-level switch market; (5) the Geminix Fibre Channel to SCSI Router, a router that has been designed to connect legacy SCSI disk and tape storage to fibre channel SANs; (6) the Axxess managed storage system; and (7) the Ventana SAN management software application which provides monitoring and control of SAN devices.

        We began shipments of our SAN products, in commercial quantities, in October 1995. Our primary customers included original equipment manufacturer ("OEM") customers and expanded to include distribution channel partners. Our
OEM customers include, among others, Hewlett-Packard Company, Compaq Computer Corporation, NEC Limited, Data General Corporation, DotHill Systems Corporation, XIOtec Corporation (a Seagate company), and Groupe Bull, S.A. We have developed a two-tier distribution channel comprised of distributors and resellers including, among others, Bell Micro Products, Inc., Tokyo Electron Limited, Comstor.net, Consan - A Gates/Arrow Company, ACAL Electronics, Ltd., Merisel Americas, Inc., and Wyle Systems, Inc.

        We believe that the SAN infrastructure created by our network products forms the foundation for a new data management architecture. Just as the infrastructure created by local area networks, or LANs, formed a platform for the development of client-server computing, we believe that the SAN infrastructure has the potential to enable the development of a distributed data management architecture. We plan to leverage our technological expertise, our market knowledge and the strength of our partnerships to drive the development of this architecture and create new opportunities for our business.

INDUSTRY BACKGROUND

Growth of Enterprise Data

        The volume of data generated in today's business environment continues to grow at a significant rate. This growth is fueled by a number of factors, including:

        - the emergence and rapid growth of data-intensive applications such as e-commerce, on-line transaction processing, web-serving, digital video and other multimedia applications and enterprise resource planning;

        - the increasing demand for more comprehensive disaster recovery tools which can be deployed across greater distances;

        - the increasing importance of digital information as a strategic business asset;

        - advances in storage technology and the resulting decline in the cost of storage capacity; and

        - a trend toward distributing data in the enterprise client-server environment.

Traditional Captive Storage Architecture

        The growth of the amount of enterprise data has resulted in a corresponding need to manage, share, back-up and make data widely accessible. This need has traditionally been addressed by connecting individual high-performance computers, known as servers, to dedicated storage devices. This approach results in a "captive" storage architecture where storage devices are connected to only one server, and not to any of the other servers utilized by an enterprise. These connections are made through the use of the SCSI technology.

        Traditional captive storage architecture has several significant limitations, including:

        - Capacity Constraints. SCSI technology cannot typically support more than 15 individual disk drives. In general, to add additional storage capacity, additional servers must be added, which is costly and inefficient.

        - Performance Constraints. The bandwidth, or rate at which data can be transmitted, of commercially available SCSI technology is fixed at 40 or 80 megabytes per second. Accordingly, the addition of a new storage device may not result in a proportional increase in performance because the available bandwidth may be fully utilized by the amount of data already flowing between the server and the existing storage devices. Further, the addition of new storage devices may actually degrade performance as more devices compete to utilize available bandwidth.

        - Lack of Management. SCSI technology does not have any inherent capability to manage connections, storage or data. As a result, servers are burdened with management tasks. This is cumbersome because there is no centralized monitoring and control. This is also inefficient because server bandwidth is spent managing data and not serving clients, generating a need for more servers. Because of this lack of centralized management, we believe the cost of managing storage exceeds the cost of the storage devices themselves.

        - Lack of Availability and Disaster Tolerance. In general, a SCSI device can only be accessed by its dedicated server. If the server becomes unavailable for any reason, such as a breakdown of the server or a disaster affecting the entire data center, data on its connected storage devices becomes inaccessible. This lack of fault and disaster tolerance makes the enterprise vulnerable to server or data center failures. Because the SCSI standard typically limits the distance between servers and storage devices to 25 meters, redundant storage devices in remote locations are generally not practical or cost-effective. As a result, sustained data availability in a captive storage architecture following a system failure or disaster is difficult to achieve.

        - Lack of Efficient Transmission of Data Between Storage Devices and Client Applications. A SCSI device can only be connected between storage devices and servers. This tasks the server with providing the interconnect between the storage device and the application utilizing the data. This is inefficient because sever bandwidth is spent transmitting data.

Development of Fibre Channel

        In 1994, the American National Standards Institute, or ANSI, approved the fibre channel standard as an open standard technology specifically for high performance, input/output intensive environments, such as server-storage connectivity. Commercially available fibre channel products offer over 1 Gigabit per second of bandwidth. Multiple fibre channel links of 10 kilometers, or in certain instances 80 kilometers, may each be interconnected to enable long distances between servers and storage devices. Fibre channel technology also enables hundreds, theoretically thousands, of storage devices and servers to be interconnected.

The Need for a New Storage Architecture

        Despite the greater bandwidth and capacity offered by fibre channel technology, it alone does not address the data management, data availability and disaster tolerance issues resulting from the growth of enterprise data. A new storage architecture comprised of a new model for connecting storage devices with servers and a foundation for distributing data management applications is needed.

The Need for a New Connection Between SANs and Local and Wide Area Networks, or LANs and WANs

         Through the popularity of the Internet and the emergence of e-business systems, companies have come to rely on electronic data to conduct business. While the use of electronic data has streamlined business processes to reduce operating costs and expanded markets to increase revenue for many businesses it has also increased their vulnerability to system failures or site disasters. To minimize these risks, companies are implementing disaster tolerance systems that copy or "mirror" data from the company's primary SAN site to additional SAN locations to help ensure continuous availability of data.

         Although localized SAN installations based on fibre channel have provided solutions for specific server application needs, the absence of long distance connectivity capabilities has posed a barrier for large enterprises and service providers that need to interconnect remote SAN sites for the purpose of data replication and restoration. By connecting SANs to LANs or WANs, users can leverage the existing infrastructure of local and wide area networks to transmit data from one SAN site to another without incurring the cost and time of installing a new dedicated long distance SAN infrastructure.

Managed Storage in an Environment of Personnel Constraints and High Storage
Growth

        As more and more applications and data move online with global requirements of 24 hours a day, 7 days a week availability, the systems to support these requirements need to change and become more efficient. The proliferation of distributed systems has resulted in many enterprises with hundreds or even thousands of servers and storage devices. This combined with the rapid growth of storage in many enterprises creates an unmet demand for storage management. Trained personnel to manage data day-to-day, are often not available and backup remains too cumbersome. Physical storage needs to be moved, protected and allocated in a more dynamic and efficient manner.

THE GADZOOX SOLUTION

        We sell hardware and software products that create SANs for the intelligent management of enterprise data. To address limitations of traditional captive storage architecture, we pioneered the development of the SAN by leveraging the capabilities of fibre channel technology to create a new network architecture designed to enable multiple storage devices to be connected to multiple servers. We deploy router products to more efficiently transmit data between legacy SCSI storage device servers. Additionally, we deploy products to provide new ways of clustering storage devices making the management of data and the addition of new storage devices more efficient. Finally, we provide advanced management capabilities to make storage easier to manage and protect. We believe the combination of our technical innovation and our market vision has influenced and will continue to influence the evolution of the SAN market.

        We developed some of the first SAN devices and introduced products that are designed to manage data from within a SAN without relying on servers. Our products include an active hub, hubs with intelligent diagnostics, a chassis switch, a fixed port stackable switch and routers to connect non-fibre channel storage devices to SANs. Utilizing the proven principles of centralized network management for LANs, we were also the first to deliver management network devices and management software for SANs. These devices are designed to centralize the monitoring, diagnosis and control of a SAN and address the limitations of traditional captive storage architectures in the following ways:

Capacity Scalability

        Our hub, switch, router and SAN management products are designed to allow users to scale servers and storage capacity independently to meet their individual needs. For example, our proprietary PerfectPort(TM) feature is designed to enable the reliable linking of multiple hubs and switches to scale storage capacity. As a result, our products help users realize fibre channel technology's ability to connect hundreds of storage devices or subsystems to multiple servers. This is more cost-effective than the traditional captive storage architecture, which requires businesses to purchase more than one server to facilitate the addition of storage devices.

Increased Performance

        Our products are designed to provide access to data at speeds exceeding 1 Gigabit per second. In addition, our Capellix chassis switch has greater port capacity (scalable from 4-ports to 36-ports) and a faster switching backplane than the 8-port and 16-port SAN switches available from other SAN vendors. This enables higher performance and more cost-effective scaling because more devices, manufactured by us or our competitors, can be connected through a single Capellix chassis switch than can be connected through existing switches. Our products leverage the multiple server/multiple storage topology of SANs to allow multiple users simultaneous access to stored data over independent paths within the SAN. This permits faster access to data by more users than possible in traditional captive storage architecture.

Manageability

        Our management software products are designed to provide centralized monitoring and control of storage and networking devices in a distributed SAN environment. For example, our proprietary management software features and Ventana SAN Manager software are designed to minimize downtime by monitoring, detecting, isolating and troubleshooting faults as they occur. Our products leverage the SAN environment to facilitate the sharing of storage resources, such as tape backup devices and disk arrays, or disk drives grouped together to provide added storage capacity. Our products also leverage the SAN environment to reduce the total cost of ownership of storage networks. We have designed our products to integrate with LAN management software tools, such as Hewlett-Packard Company's OpenView(TM), Computer Associates' Unicenter(TM) and IBM's Tivoli(TM). We believe that centralized management results in a total cost of ownership model where the cost of data management is significantly less than the cost of the storage devices themselves.

Data Availability and Disaster Tolerance

        Our products are designed to further enhance SANs by allowing network administrators to specify primary and secondary data transmission pathways known as failover links. SANs are substantially more fault tolerant than traditional captive storage architecture because access to storage devices on a SAN is independent of any single server. As a result, even if one or more servers fail, data stored on SAN storage devices is still accessible by other servers connected to the SAN. In addition, because fibre channel technology allows devices to be located farther apart physically than SCSI technology, storage devices on the same SAN can be placed in remote locations to increase disaster tolerance.

         In addition to our failover link capabilities, we have developed technology that provides fibre channel to gigabit Ethernet routing to enable SAN to LAN connectivity. In addition to the gigabit Ethernet router, Gadzoox plans to partner with other companies to develop solutions based on fibre channel, asynchronous transfer mode (ATM) and dense wave division multiplexing (DWDM) technologies.

Managed Networked Storage Pools

        Our Axxess product provides the ability to network storage pools to extend the functionality of a physical SAN by providing an efficient way to manage data located on physical devices. Storage resources are allocated based on need and not on physical characteristics. Backup is more streamlined and storage can be added as required. Axxess has been designed to reduce hardware costs by de-coupling storage needs from servers that connect storage devices and allocating storage more effectively. Axxess has also been designed to reduce personnel costs associated with traditional storage management functions by providing tools to allow one person to administer and protect more storage. These features address a new trend in advanced storage management.

        Our products offer the following additional benefits and features:

Interoperability

        Our current products leverage the fibre channel arbitrated loop protocol ("FC-AL"). This protocol is the most widely deployed fibre channel standard. As a result, we believe our products are compatible with substantially all major fibre channel servers and storage subsystems. Additionally, we believe our Capellix chassis product is the most interoperable product on the SAN market today due to (1) its ability to communicate to substantially all major fibre channel servers and storage subsystems; (2) its ability to interoperate with most hubs and switches manufactured by other SAN vendors and; (3) its chassis design provides "future proofing" to allow for new printed circuit boards with new functionality to be easily added to the chassis. This interoperability allows customers to install our products into their existing networks to allow them to better preserve their investment in existing equipment and provide a path for upgrades.

Modular Scalability

        The modular design of our products allow users to scale and upgrade the capabilities of their SANs as required. Our customers are able to meet their evolving storage and performance needs through the incremental installation or upgrade of hubs, switches, routers and SAN management software features.

Increased Network Stability

        Our proprietary Reflex feature is integrated in all of our hub and switch products and is designed to automatically bypass faulty links and devices to help ensure network stability. Our proprietary PerfectPort feature is designed to increase the reliability of each fibre channel link to our hub or switch products. This enhances the reliability of the SAN. In addition, the use of PerfectPort in each link enables all devices in the SAN to be interconnected without limitation in the number of network devices or the distance between SAN devices.

Platform for Advanced Data Management

        Our products are designed to allow storage devices to share data without the intervention of a server. This feature creates a platform that helps enable third-party applications, such as serverless backup applications that allow backups to be performed over a SAN without a server. Serverless backup helps alleviate servers and local area networks of backup traffic so they can more effectively serve clients.

GADZOOX STRATEGY

        Our objective is to maintain and extend our position as a leading SAN network company by continuing to deliver enhanced and innovative products. Key elements of this strategy include the following:

Leverage Technological Leadership

        We intend to leverage our technological expertise to introduce high-quality, cost-effective products and product enhancements to meet the needs of the evolving SAN market. We have significant technological expertise in both storage and networking. Our insight into the potential of fibre channel technology stems from the knowledge base of several of our employees who were involved in the establishment of the original fibre channel standards. Our participation in other fibre channel standards committees, such as the Open Standards Fabric Institute will enable us to extend our influence in the fibre channel market, and into other technologies as they are applied to SANs. We believe this technological expertise has been instrumental in developing our SAN architecture and introducing innovative products. We intend to continue to devote substantial resources to our product development efforts.

        We remain committed to advancing the standardization of SAN capabilities through our participation in industry standards organizations, trade groups and strategic partnerships. For example, in July 1999, we joined the Open Standards Fabric Institute, a group of SAN developers including Ancor Communications, Inc., Brocade Communications Systems, Inc., McData Corporation and Vixel Corporation, focused on the development and deployment of industry standards to help enable fibre channel switch interoperability. At this time, there is no established standard for fibre channel switch interoperability. We intend to fully employ the standards of the Open Standards Fabric Institute in our fibre channel fabric switch product, currently scheduled for first commercial shipment during the first quarter of 2001. Today, our technical personnel are members of more than 11 standards organizations and chair four working groups that are developing new open standards.

Develop Products Consistent with SAN Evolution

        Recognizing that SAN architecture was a new storage connectivity paradigm, we targeted our initial product development efforts to the introduction of active hubs as the basic building block of SANs. As SAN architecture began to gain market acceptance, we introduced managed hubs and SAN management software to allow centralized monitoring and control in larger distributed environments. In May 1999, we announced, and in September 1999 we first commercially shipped, the Capellix 3000 chassis switch, designed to provide highly scalable switching capabilities with port counts from 6-ports to 34-ports, without the need to change other elements of the SAN, such as servers and storage devices. In January 2000, we announced, and in March 2000 we first commercially shipped the Capellix 2000 stackable switch, an 8-port or 11-port switch. We believe the Capellix chassis and stackable switches are the only fibre channel switches using FC-AL technology, the fibre channel technology for which open standards are available. In May 2000, we announced, and in June 2000 we expect to first commercially ship our Geminix Fibre Channel to SCSI router. In June 2000, we announced the Axxess managed storage system which addresses storage pooling needs. During fiscal year 2001 we expect to complete our current development efforts and commercially ship both a fibre channel fabric backbone switch based on the fibre channel fabric protocol ("FC-SW") technology which is fully interoperable and compliant with standards currently under development by the Open Standards Fabric Institute, and a router product that routes storage traffic directly from SANs to LANs. By basing new products on open standards, the need to reengineer systems to accommodate non-standards-compliant products, such as existing fibre channel FC-SW products, is diminished. By focusing on developing products consistent with SAN evolution, we believe that we have been a significant factor in the emergence of the SAN market. As SAN architecture gains wider market acceptance, we intend to continue to introduce products designed to enable greater capabilities.

Leverage Modular Architecture

        We intend to continue to design products that can be upgraded to provide a broad range of features, enhancements and services to our growing installed base. This represents a significant opportunity because we believe that we have the largest installed base of SAN ports. The modular design of our products allows users to scale and upgrade the capabilities of their SANs as required. Our products serve as a foundation that facilitates growth by supporting downloadable agents, "plug-in" expansion modules and upgradable software applications.

Develop Data Management Architecture

        We plan to leverage the SAN infrastructure to continue to develop a new data management architecture. Although SAN architecture addresses a number of problems resulting from the growth of enterprise data, we believe that its role will continue to evolve over time. Similar to the way that LAN architecture evolved from a connectivity method for the sharing of data and printers into an infrastructure that enabled the advent of client-server computing, we believe SAN architecture holds the potential of enabling further changes in the way data is managed. By eliminating the dependency between individual servers and the access to storage, SAN architecture enables the removal of data management applications from the server. In doing so, server processing capacity can be applied to business critical applications while data management functions are distributed within the SAN infrastructure, thereby creating a distributed data management environment.

        We believe that the improvements in reliability and security resulting from a distributed data management environment can enhance overall data availability. Correspondingly, the elevated role of an intelligent SAN infrastructure can result in higher-value SAN product segments. To influence these evolutionary steps, we plan to work with industry standards organizations, OEM customers, distribution channel partners and strategic partners to develop, standardize and promote a distributed SAN-based data management architecture.

Focus on Key OEM Customers and Expand Distribution

        We intend to continue to focus on our OEM customer and distribution channel relationships to develop new markets. Our OEM and distribution customers currently include, among others, the following:

OEM Customers                                  Distribution Customers
----------------------------                   ---------------------------------
Hewlett-Packard Company                        Bell Micro Products, Inc.
Compaq Computer Company                        Tokyo Electron Limited
Data General Corporation                       Comstor.net
DotHill Systems Corporation                    Consan - A Gates/Arrow Company

XIOtec Corporation, a Seagate Company          ACAL Electronics, Ltd.NEC Limited
                                               Merisel Americas, Inc.
Groupe Bull, S. A.                             Avnet
                                               Wyle Products

        While our OEM customers have historically accounted for the majority of our net revenues, we believe that our success depends, in part, on the successful creation of an open market channel through distributors and resellers. Approximately 61% of our net revenues for the quarter ended March 31, 2000 came from distributor and reseller partners. However, total net revenues for the quarter ending June 30, 2000 will be significantly lower than total net revenues for the quarter ended March 31, 2000 as a result of lower than expected demand for our products from distribution channel partners. We believe that this is primarily due to slower demand for our products by end-users through our distribution channel partners. We have taken several actions to improve our distribution channel partners' abilities to sell our products at the end-user level, including increasing and realigning the size of our sales force to more directly support the reseller channel, expanding training and customer service capability and implementing new reseller and distributor programs. See "Risk Factors -- If our distribution channel partners are unable or unwilling to resell our products, our net revenues will decrease and our business will be harmed," "-- Because we depend on a few key OEM and distribution partners, the loss of any of these customers could significantly reduce our net revenues" and "-- The SAN market in which we compete is new and unpredictable, and if this market does not develop and expand as we anticipate, our business will suffer."


        We offer a comprehensive training and marketing program support to our partners through our Gadzoox Associates in Networking ("GAIN") program. We intend to enter into agreements with additional distributor and resellers, both in the United States and abroad, to increase our geographic coverage and address new vertical markets, however, we cannot assure you that we will be successful in these efforts.

Working Closely with Strategic Partners and Industry Alliances

        We intend to work closely with leaders in the storage, networking and computing industries to develop new and enhanced SAN products. We believe that establishing strategic relationships with technical partners is essential to facilitate the efficient and reliable integration of their capabilities into SAN solutions. To this end, we have developed strategic relationships and industry alliances with leading technology companies including the following:

ATL Products                           Microsoft Corporation
  (data backup applications)             (server clustering and web-based management)
Compaq Computer Corporation            Novell, Incorporated
  (storage management)                   (server clustering, network management)
EMC Corporation                        Seagate Technologies, Inc.
  (sponsor of FibreAlliance for          (storage device interface
  Internet Engineering Task              technologies)
  Force standards)                     Sun Microsystems, Inc.
Exabyte Corporation                      (storage management architecture)
  (data backup applications)           Veritas Software Corporation
Legato Systems, Inc.                     (storage management architecture)
  (data backup application)            Computer Associates
Tivoli Systems Incorporated              (data backup application, network management)
  (network management)                 Lucent Technologies
                                         (fibre channel - Internet Protocol standards)

Employ Reusable Elements

        Our products incorporate reusable application specific integrated circuit ("ASIC") cores and firmware agents, or small software applications used to carry out specific functions. This allows us to accelerate time-to-market, reduce development costs and leverage interoperability with existing products. Our ASIC strategic partners are LSI Logic and Vitesse Semiconductor. We intend to continue developing reusable elements and leveraging them in order to quickly respond to changes in market requirements.

PRODUCTS

        We offer a comprehensive line of networking products consisting of SAN hubs, switches, routers and management software. Our products are designed to address the needs of our existing and potential customers and enable the adoption and growth of SANs for a broad range of markets and applications.

Network Products

        Our line of network products currently includes active hubs, managed hubs, chassis and stackable switches and routers. We believe that our product line is the most comprehensive in the SAN market. Designed as a set of modular building blocks, our products enable the cost-effective installation, scaling and extension of SAN capacity, performance and management capabilities.

        The following product listing summarizes the key features and benefits of our networking products:

Entry-Level Hubs
        Bitstrip
               First Commercial Shipment:
                      October 1995
               Description:
                      Gigabit fibre channel hub
                      9-port active hub
               Benefits:
                      Enables a cost-effective solution for entry-level SANs Compact, simple design enhances ease of installation and use
                      Fully FC-AL standards compliant

        Gibraltar GL
               First Commercial Shipment:
                      May 1998
               Description:
                      Entry-level managed hub
                      6-port managed hub
               Benefits:
                      Enables cost-effective centralized management of work-group environments
                      Management via Ventana
                      Fully FC-AL standards compliant

High-End Hubs
        Gibraltar C/XM
               First Commercial Shipment:
                      February 1997
               Description:
                      Managed hub
                      10-port managed hub
               Benefits:
                      Enables efficient scalability for enterprise environments Management via Ventana
                      Fully FC-AL standards compliant

        Gibraltar GS
               First Commercial Shipment:
                      August 1997
               Description:
                      Modular managed hub
                      12-port managed hub
               Benefits:
                      Provides modular management and scalability for enterprise environments
                      Management via Ventana
                      Fully FC-AL standards compliant

Data-Center Switches

        Capellix 3000
               First Commercial Shipment:
                      September 1999
               Description:
                      Multi-protocol chassis switch
                      Modular chassis-based design
                      Scalable from 6 ports to 32 ports
                      28-Gigabit per second switching backplane

                      Innovative storage switch technology
                      Supports multiple fibre channel and networking protocols
                        through protocol plug-in modules
               Benefits:
                      High bandwidth backplane enables more effective
                        scalability than 8-port or 16-port switches
                      Designed to be integrated without reengineering or changes to existing devices
                      Plug-in modules provide configuration flexibility
                      Modular hardware and agent design offers upgradability and extensibility
                      Management via Ventana
                      Communicates with most other vendors commercially
                        available hubs and switches
                      Fully FC-AL standards compliant

        Capellix 2000
               First Commercial Shipment:
                      March 2000
               Description:
                      Stackable 8-port switch
                      Extends to 11-ports with plug-in module
               Benefits:
                      Plug-in module for port expansion
                      Modular hardware and agent design offers upgradability and extensibility
                      Management via Ventana
                      Communicates with most other vendors' commercially
                        available hubs and switches

Routers
        Geminix FC-SCSI Router
               First Commercial Shipment:
                      Expected to occur during the September 2000 quarter
               Description:
                      Fibre Channel to SCSI router
                      Configuration options: one or two fibre channel ports;
                        two or four SCSI ports
               Benefits:
                      Half-rack chassis
                      Flexible configurations
                      Optional Embedded DataMover software agent
                      Management via Ventana

Networked Storage
        Axxess - Network Storage Pool
               First Commercial Shipment:
                       Expected to occur during the September 2000 quarter
               Description:
                      Networked Storage Pool solution
                      Components:
                      Axxess Engine - powers storage pooling, cache and
                        management software
                      Switch - Capellix 2000 and 3000 switches for high
                        availability and high performance configurations
                      Connection kit - high-performance host interconnects and
                        software
                      Turn-key solution where only the storage and host are
                        added
               Benefits:
                      Integrated solution
                      Allows different storage vendor products to be managed
                        under one platform
                      High-availability option for mirroring of storage Snapshot capability to address backup window concerns

Management Products

        Our modular, upgradable management products are designed to enable users to deploy management capabilities as required and enhance the ability to maintain compliance with future management standards. To minimize the requirement for multiple connections from managed hubs to a management console, our products employ our proprietary IntraCom proxy management system. Unlike other products that impose distance limitations or require multiple connections, our proxy management system is designed to enable a single managed "master" device to manage other `slave' devices over existing fibre channel links without impacting the flow of data.

        The following product listing summarizes the key features and benefits of our management products:

Management Software

        Ventana SAN Manager and Ventana SANtools
               First Commercial Shipment:
                      May 1997
               Description:
                      SAN management application
                      Monitors, detects, isolates and troubleshoots faults as
                        they occur
               Benefits:
                      Centralized network and data management
                      Enhances data availability
                      Designed to integrate into enterprise platforms such as
                        OpenView, Unicenter and Tivoli

Management Modules

        Gibraltar IntraCom Management Module
               First Commercial Shipment:
                      April 1998
               Description:
                      Management module for Gibraltar GL and GS hubs
                      Field installable and upgradable
               Benefits:
                      Converts any Gibraltar GS/GL hub into an IntraCom proxy
                        "master"
                      Allows addition of SAN management as required
                      Allows management of Gibraltar hubs
                      Management via Ventana

        Gibraltar Nomad Management Module
               First Commercial Shipment:
                      October 1999
               Description:
                      Management module for Gibraltar GL and GS hubs
               Benefits:
                      Converts any Gibraltar GS/GL hub into an IntraCom proxy
                        "master"
                      Allows management of Gibraltar hubs and storage devices Allows addition of SAN management as required Management via Ventana

CUSTOMERS

   We began commercial shipment of our SAN products in fiscal 1996, and as of March 31, 2000, we have shipped products to over 130 organizations in 24 countries.

OEM Customers

        In fiscal 2000, Hewlett-Packard Company represented 33% of our net revenues and Compaq Computer Corporation represented 17% of our net revenues. In fiscal 1999, Hewlett-Packard Company represented 42% of our net revenues and Compaq Computer Corporation represented 15% of our net revenues. In fiscal 1998, Hewlett-Packard Company represented 59% of our net revenues and Compaq Computer Corporation represented 5% of our net revenues.

Distribution Channel Partners

   Our other customers include distribution channel partners comprised of distributors and resellers. Our top four distribution channel partners, based on net revenues in fiscal 2000, were as follows:

               Bell Microproducts, Inc.
               Tokyo Electron Limited
               Comstor.Net
               ACAL Electronics, Ltd.

   In addition, we have shipped products to distributors and resellers such as Merisel, Inc., Andataco, Inc., Cranel, Inc., Consan - A Gates/Arrow Company, Avnet, Tech Data, Wyle and Agate Technology Pty Limited.

   Historically, we have derived net revenues from a limited number of OEM and distribution channel partners, which subjects us to business risks. Furthermore, the inability or unwillingness of our distribution channel partners to resell SAN networking equipment, including full SAN solutions, would significantly reduce our net revenues which would harm our business. See "Risk Factors -- If our distribution channel partners are unable or unwilling to resell our products, our net revenues will decrease and our business will be harmed" and "-- Because we depend on a few key OEM and distribution customers, the loss of any of these customers could significantly reduce our net revenues."

SALES, MARKETING AND CUSTOMER SERVICE

   Our sales and marketing strategy is focused on the development of the SAN market through relationships with OEM customers and distribution channel partners. OEM customers have demonstrated the ability to resell our SAN products due, in part, to the length of time they have been involved in the SAN marketplace and the strength of their internal technical, sales and marketing structures. OEM customers are able to sell full SAN solutions including servers, storage and SAN switches or hubs. Our distribution channel partners have participated in the SAN market for a shorter period of time and often do not have trained technical, sales and marketing staff. As a result, they are not as well positioned as our OEM customers to provide full solution sales. Additionally, distribution channel partners may not be able to effectively compete with OEMs. We believe that selling through both OEM and distribution channel customers will help the SAN market evolve and ultimately enhance our ability to address a large end-user base. However, our distribution channel partners must first establish strong technical, sales and marketing capabilities to effectively perform in this marketplace.

   As of March 31, 2000, our sales and marketing organization consisted of a total of 54 people, including field sales representatives, systems engineers, applications engineers, customer service personnel, product marketing, product management, channel marketing and marketing communications. Our field sales personnel are located in Austin, Texas, Boston, Massachusetts, Coconut Creek, Florida, Rolling Meadows, Illinois, Haddonfield, New Jersey, Easton, Pennsylvania, Babylon, New York, Asburn, Virginia, Houston, Texas, Swallowfield, England, Hong Kong and Anzing, Germany.

OEMs

   Historically, we have focused on sales to OEM customers because we believed that they were most capable of influencing the development of the early SAN market. We believe that by partnering with leading OEM customers, we will continue to be well positioned to introduce new products and develop new markets. We work closely with our OEM customers as we develop new products and rely on these OEM customers for market feedback.

   We focus our sales and marketing efforts on OEM customers that manufacturer Unix and Windows NT servers and high-end disk and tape storage subsystems. OEM customers have been a key to our growth in the various stages of the emerging market and have represented a significant portion of our revenues. We believe that this is largely due to the ability of our OEM customers to deliver complete, factory-configured solutions, which are installed and serviced by their dedicated technical support organizations. Even as the technology of a given solution matures and becomes suitable to transition to an open market integration model, the evolutionary nature of the SAN market should enable us to continue to present our OEM customers with the opportunity to integrate and deploy new capabilities as they are developed. To help ensure the successful deployment of these capabilities, we plan to continue to strengthen our OEM customer relationships and focus on the advancements of technology and standards.

Distribution Channel Partners

   As the SAN market has matured, we have developed a two-tier distribution channel that is comprised of distributors and resellers. Distributors and resellers enable us to pursue a number of vertical markets and applications, such as e-commerce, internet service providers, digital video, digital publishing, oil and gas exploration and medical imaging.

   We maintain a two-tier distribution marketing program. Our Gadzoox Associates in Networking (GAIN) program addresses the SAN market development challenges and opportunities. By providing our partners with a comprehensive set of sales tools and in-depth training in technology, products, interoperability and applications, we believe that we can enhance their ability to identify sales opportunities and deploy solutions. As a result of lower than expected net revenues from distribution channel partners, we have taken several actions to improve sell-through at the end-user level, including increasing and realigning the size of our sales force to more directly support the reseller channel, expanding training and customer service capability and implementing new reseller and distributor programs.

   In addition to partner development activities, we also actively work on end-user education. With the goal of generating awareness and end-user demand for SAN solutions, we have participated in a number seminars with partners, such as EMC Corporation, ATL Products, Inc., Compaq Computer Corporation, Computer Associates International, Inc., Data General Corporation, Exabyte, Inc., Hewlett-Packard Company, Legato Systems, Inc., Meta Group, Inc., Microsoft Corporation, Novell, Inc., Veritas Software Corporation and Seagate Technology, Inc. We plan to continue these educational seminars in conjunction with our channel and strategic partners as an important component of the GAIN program.

Customer Service

   Our customer service organization provides product and technical support to our OEM customers and distribution channel partners, as well as, warranty repair or replacement services. Through our indirect sales model and our partner training programs we minimize the need for a large end-user support organization. We provide direct self-service support for our products through our website. As of March 31, 2000, our customer service organization included four full-time employees. We plan to augment our internal staff as required in the future.

   During fiscal 2001, we intend to offer end-user maintenance and support contracts and intend to utilize a third-party to provide required services.

TECHNOLOGY

        We believe that we possess a high level of multi-disciplinary technology expertise, which we utilize in designing our products. This expertise includes fibre channel technology, local area network and wide area network technologies, routing technologies, core ASIC design, systems design and software design. We believe that our expertise in these technologies provides us with competitive advantages in time-to-market, interoperability and product capabilities.

Fibre Channel and Other Networking Technologies

        Fibre channel technology has been adopted by and is being supported by most major computer and storage device manufacturers, including International Business Machines Corporation, Sun Microsystems, Inc., Hewlett-Packard Company, Compaq Computer Corporation, Seagate Technology, Inc., and EMC Corporation.

        There are two-main industry standards for the fibre channel protocol; FC-AL and FC-SW. Based on the cost-effective nature and wide industry deployment of the FC-AL protocol, we elected to base the design of our initial hub and switch products on that standard. As the needs of the market evolve and as more third-party products are developed to interoperate with other protocols, including FC-SW, we plan to introduce products and modular enhancements that support these protocol standards. Fibre channel standards continue to be enhanced and new industry standards are being developed. In July 1999, we joined the Open Standards Fabric Institute, a group of SAN developers including Ancor Communications, Inc., Brocade Communications Systems, Inc., McData Corporation and Vixel Corporation, focused on the development and deployment of industry standards to help enable fibre channel switch interoperability. At this time, standards for fibre channel switch interoperability are being developed. We intend to fully employ standards and introduce products and modular enhancements that support new protocol standards in areas such as SCSI technology, Infiniband, Ethernet, Gigabit Ethernet, asynchronous transfer mode (ATM), fibre channel FC-SW, DWDM and transmission control protocol/Internet protocol (TCP/IP).

        We believe that knowledge in fibre channel technology is critical in achieving and maintaining a leading position. A number of our engineers have been significant contributors in the development and standardization of fibre channel. Based on their expertise, we believe that we possess insight and understanding of the capabilities and limitations of the technology.

Core ASIC Design

        We design our own core ASICs and employ personnel with expertise in semiconductor process and design methods. Our proprietary ASICs are manufactured using gallium arsenide (GaAs) and complementary metal-oxide semiconductor (CMOS) technologies. We have successfully designed proprietary GaAs ASICs clocked at over 1 gigahertz. We have strategic and business partnerships with Vitesse Semiconductor, Inc. and LSI Logic, Inc. Our CMOS ASIC staff possess expertise in ASIC architecture, design and test.

System Design

        We employ our own computer aided design (CAD) engineers and design our printed circuit boards (PCBs). Our systems design team has expertise in the containment of high-frequency electromagnetic interference (EMI), which is inherent in high-speed networking devices. We have expertise in chassis design, including design for manufacturability, testability, usability, reliability and low cost.

Software

        We employ software engineers with expertise in embedded firmware, distributed agents and graphical user interface technologies. The team has experience in programming for several microprocessors and operating environments. We have considerable experience in software implementation to support fibre channel protocol standards, such as fibre-channel physical layer ("FC-PH"), FC-AL, small computer system interface over fibre channel (FCP), fibre channel fabric loop attach ("FC-FLA"), fibre channel general services ("FX-GS") and FC-SW. We have also demonstrated development capabilities in proprietary and standard SAN management protocols.

        Our team also possesses expertise in the area of graphical user interface software and network management middleware. We employ personnel with expertise in a variety of application development environments and tools. Our graphical-user interface development efforts focus on the Microsoft Windows family of operating systems, as well as platform-independent applications, through the Java programming environment.

RESEARCH AND DEVELOPMENT

   Our research and development expenses were $18.2 million in fiscal 2000, $13.9 million in fiscal 1999 and $7.2 million in fiscal 1998. We believe that our research and development efforts are essential to our ability to develop and deliver innovative products that address the needs of the market and help evolve the capabilities of SANs. As of March 31, 2000, our staff included personnel with expertise in several key areas, including 6 people engaged in standards and architecture, 1 person engaged in advanced technologies, 13 people engaged in ASIC design, 17 people engaged in software design, 7 people engaged in manufacturing engineering, 28 people engaged in product development and engineering and 13 people in purchasing, administrative and supporting functions.

   We recognize the need to integrate new and enhanced technologies into our products and to continue to extend the open SAN architecture. Research and development programs that we are currently involved in include 2 and 4 Gigabit per second ASIC cores and transceivers, high availability clustering architectures, SAN management application programming interfaces (APIs), distributed SAN management agents and the integration of SAN, local area network and wide area network technologies. In addition to the development of proprietary core technologies, we plan to continue partnerships with other leading providers of SAN technologies, products and services to jointly develop architectures and industry standards.

Our product development efforts may not result in commercially viable products, and our products may be made obsolete by changing technology or new product announcements by other companies. See "Risk Factors -- We have limited product offerings and our business may suffer if demand for any of these products declines or fails to develop as we expect."

MANUFACTURING

Contract Manufacturing

   Our manufacturing strategy focuses on the use of contract manufacturing sites for the material procurement, assembly, test, packaging, warehousing and shipment of our products to our customers. Based on its strength in the volume manufacture of high-speed data networking equipment, we selected Sanmina Corporation as our contract manufacturing partner. Using a contract manufacturer allows us to reduce costly investment in manufacturing capital and inventory warehousing. To reduce our cost of sales, we have relocated a majority of our manufacturing operations to Sanmina Corporation's manufacturing facility in Guntersville, Alabama during the second half of fiscal 2000. In the future, we intend to work with additional new contract manufacturers that can manufacture our higher volume products at lower costs in foreign locations. As our needs and the needs of our customers continue to evolve, we plan to reassess our manufacturing requirements on a periodic basis and address changes as we deem necessary. See "Risk Factors -- We will be unable to manufacture or sell our products if our sole product manufacturer is unable to meet our manufacturing needs."

   While our contract manufacturer manages material procurement for the majority of the components that are incorporated in our products, we continue to manage the evaluation and selection of certain key components. These components include our proprietary ASICs, power supplies, chassis and optical transceivers. In addition to the management of key components, our internal manufacturing expertise is focused on product testability, manufacturability and the transfer of products from development to manufacturing.

   Although we use standard parts and components for our products where possible, we currently purchase several key components used in the manufacture of our products from single or limited sources. Our principal single source components include ASICs, optical transceivers and power supplies. See "Risk Factors -- Because we depend on sole source and limited source suppliers for key components, we are susceptible to supply shortages that could adversely affect our operating results."

ISO 9001

    In June 1999, we received ISO 9001 registration from SGS International Certification Services, Inc. ISO 9001 is an international set of quality assurance standards for companies involved in the design, development, manufacturing, installation and servicing of products or services. These standards are set by the International Organization for Standardization (ISO), an international federation of national standards bodies. To be recommended for ISO 9001 certification, a company must be audited by an ISO accredited auditing company and must meet or surpass the ISO standards. We believe that our customers value the processes, control and traceability that are required to achieve ISO 9001 certification.

COMPETITION

        The competitive environment in the SAN market is still developing. We anticipate that the market for our products will continue to be highly competitive, continually evolving and subject to rapid technological change. New SAN products are being introduced by various server and storage providers as well as our current and future competitors, and existing products will be continually enhanced. We face competition primarily from other manufacturers of SAN hubs and switch products, including, but not limited to, Emulex Corporation and Vixel Corporation in the SAN hub market, Ancor Communications, Inc., Vixel Corporation and Brocade Communication Systems, Inc. in the SAN switch market and Crossroads, Chaparral Network Storage, Inc., Pathlight and Atto in the router market. Furthermore, although we currently offer products that are complimentary to SAN software products offered by companies such as Legato Systems, Inc. and Veritas Software Corporation, they and other enterprise software developers may in the future compete with us. We also compete with providers of data storage solutions that employ traditional technologies, including SCSI-based technology such as, Adaptec, Inc., LSI Logic Corporation and QLogic Corporation.

        In addition, as the market for SAN products grows, we may face competition from traditional networking companies and other manufacturers of networking equipment. These networking companies may enter the SAN market by introducing their own products, acquiring an existing SAN infrastructure provider or by entering into alliances with an existing SAN provider. It is also possible that OEM customers could develop and introduce products competitive with our product offerings. We believe the competitive factors in the SAN market include the following:

        -      product performance and features;

        -      product reliability and interoperability;

        -      price;

        -      strength of distribution channel;

        -      ability to meet delivery schedules; and

        -      customer service and technical support.

        Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger installed base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which allows them to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with divisions of our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional products from us or persuade them to replace our products with their products. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. Additionally, we may not be able to compete successfully against current or future competitors and competitive pressures may materially harm our business. (See "Risk factors -- Our operating results may suffer because of competition in the SAN market as well as additional competition from data networking companies and enterprise software developers.")

INTELLECTUAL PROPERTY

        Our success depends on our proprietary technology. We rely on a combination of patents, trademarks, and trade secrets, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. We currently hold four United States patents with respect to our SAN related technology. We also have multiple pending patents in the United States with respect to our technology and are seeking patent protection for certain aspects of technology in selected international locations. However, it is possible that patents may not be issued for these applications. All of our software products are copyrighted with our banners and notices. We have been granted registration of two trademarks in the United States. Despite precautions, third parties could copy or otherwise obtain and use our products or technology without authorization or develop similar technology independently. The measures we undertake may not be adequate to protect our proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to our products. There can be no assurances that such precautions we take will prevent misappropriation or infringement of our technology. Failure to protect our intellectual property could materially harm our business.

        It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all. See "Risk Factors - Because our intellectual property is critical to the success of our business, our operating results would suffer if we are unable to adequately protect our intellectual property."

BACKLOG

        At March 31, 2000, the backlog for our products was approximately $5.1 million. This backlog represents orders that are scheduled for delivery to customers during the June 2000 quarter. This compares to backlog of approximately $3.2 million at March 31, 1999, of which 95%, or approximately $3.0 million was scheduled for delivery to customers during the June 1999 quarter. Typically, our OEM customers forecast expected purchases on a three to six month rolling basis, as compared to distribution channel partners which order as required with minimal order fulfillment time. All orders are subject to cancellation or delay by the customers with limited or no penalty. Therefore, our backlog is not necessarily indicative of actual sales for any succeeding period.

EMPLOYEES

   As of March 31, 2000, we had 178 full-time employees, of whom 65 employees were engaged in research and development, 20 were in engineering services, 54 were in sales and marketing, 16 were in manufacturing and 23 were in finance, administration and information services. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

   Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future.

Item 2. Properties

        Our corporate headquarters facility, of approximately 65,000 square feet, is located in San Jose, California. We lease our corporate headquarters facility pursuant to a lease agreement that expires on November 30, 2005. On April 30, 2000, we entered into an agreement to lease an additional 73,000 square feet in a new building to be erected adjacent to our existing corporate headquarters. Additionally, the Board of Directors authorized the issuance of warrants to the building owners to purchase 50,000 shares of common stock at a price of $26.375 per share. The lease for the new building also expires on November 30, 2005. We expect to occupy the new building during early calendar 2001. Additionally, we anticipate leasing approximately 8,000 square feet of facility in a property adjacent to our corporate headquarters to provide additional, short-term facility capacity while the new building is under construction. We expect to enter into this eighteen-month lease in June 2000.

        We lease approximately 13,000 square feet in San Jose, California, pursuant to a lease that expires in January 2001. We vacated this facility in October 1998 when we moved to our corporate headquarters facility. We sublease all 13,000 square feet of this facility to sub-tenants pursuant to subleases which expire in January 2001.

        Our Southern California research and development facility of approximately 14,000 square feet is located in Irvine, California. The lease on this facility expires in January 2005.

Item 3. Legal Proceedings

        From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. In May 1999, a former employee filed a complaint against us. The parties have voluntarily agreed to participate in a mediation session that we expect to occur within the next 60 days. If mediation is unsuccessful, discovery will commence and we intend to defend against the charges. Management believes that the resolution of this claim will not have a material adverse effect on Gadzoox' financial condition or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm our business, financial condition and results of operations. See "Risk Factors -- Our business may be harmed by class action litigation due to stock price volatility" and "--We may become involved in costly and time consuming litigation that may substantially increase our costs and thereby harm our business."

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding our executive officers as of March 31, 2000:

      NAME                         AGE              POSITION
      ----                         ---              --------
      Bill Sickler(1)............   51   President, Chief Executive Officer and Director
      Christine E. Munson........   50   Chief Financial Officer, Vice President of Administration
      Michael Parides............   41   Chief Operating Officer
      Wayne Rickard..............   41   Senior Vice President, Research and Development
      Kent Bridges...............   54   Vice President of Worldwide Sales
      David Tang(2)..............   38   Vice President of Marketing
      William Hubbard............   56   Vice President of Manufacturing
      Steven Dalton..............   41   Vice President of Engineering

-------------------------
(1) Member of the compensation committee.
(2) Resigned as of June 15, 2000.

   Bill Sickler has served as our President, Chief Executive Officer and a director since April 1996. From March 1995 to April 1996, Mr. Sickler was executive director of software business development for Seagate Technology, Inc., a software developer and manufacturer of disk drives. From December 1992 to March 1995, he was president and chief executive officer of Networking Computing, Inc., a provider of network management software for local area networks. Mr. Sickler is a director of Savoir Technology Group, Inc., a distributor of computer, storage and networking equipment. Mr. Sickler holds a B.S. in engineering from Princeton University and an M.B.A. from the University of California, Berkeley.

   Christine E. Munson has served as our Chief Financial Officer and Vice President of Administration since February 1997. From May 1996 through February 1997, Ms. Munson worked for NetCarta Corporation, a computer software company, as chief financial officer. From April 1993 through May 1996, Ms. Munson was the chief financial and administrative officer for the California Culinary Academy, Inc., a culinary arts school. Ms. Munson is a certified public accountant and holds a B.S. in business from San Jose State University.

   Michael Parides joined us in January 2000 initially as our Vice President of Advanced SAN Solutions and Customer Service. In June 2000, Mr. Parides was promoted to Chief Operating Officer. From June 1999 to January 2000 Mr. Parides was the Group Vice President of the Storage, Computer Systems, Software and Documents Management businesses at Dataquest/Gartner Group. From November 1997 to June 1999, Mr. Parides was an independent consultant. From September 1996 to November 1997 he served as Vice President of Marketing of the Workstation, System and Server Division at Quantum Corporation. From June 1995 to September 1996 Mr. Parides was the Vice President of Marketing, Consumer Desktops at IBM. Mr. Parides holds a B.S. in electrical engineering from Rutgers University and an MBA from Duke University.

   Wayne Rickard joined us in April 1996 initially as our Vice President of Research and Development and General Manager at our Placentia, California facility. In January 1999 Mr. Rickard was promoted to Senior Vice President of Research and Development. In June 2000 Mr. Rickard was promoted to Chief Technical and Strategic Officer. From September 1981 until joining us in April 1996, Mr. Rickard worked at Emulex Corporation, a data networking company, where he last served as senior director of engineering from April 1994 through April 1996. Mr. Rickard has been active in the development of many fibre channel standards and in developing Internet protocol over fibre channel. Mr. Rickard holds a B.S. in electrical engineering from California State University, Fullerton and an M.B.A. from Pepperdine University.

   Kent Bridges joined us in December 1996 as Vice President of Worldwide Sales. From December 1994 to September 1996, he served as vice president of worldwide sales at ZietNet Corporation, an asynchronous transfer mode networking company. Mr. Bridges holds a B.S. in marketing and finance from Brigham Young University.

   David Tang served as our Vice President of Marketing from March 1998 to June 2000 and served as our Director of Business Development from December 1996 to March 1998. From September 1994 to November 1996, Mr. Tang served as senior manager of strategic marketing for Quantum Corporation, a computer data storage company. Mr. Tang studied electrical engineering at the University of Delaware and is a graduate of Stanford University's Executive Institute for High Technology Business Management. Mr. Tang resigned his position as Vice President of Marketing effective June 15, 2000.

   William Hubbard has served as our Vice President of Manufacturing since September 1997. From May 1995 to July 1997, Mr. Hubbard served as vice president, manufacturing for Gregory Associates, a contract manufacturing company. From March 1994 to May 1995, Mr. Hubbard was vice president of operations for Hughes Lan Networks, a supplier of local area networking equipment. Mr. Hubbard holds a B.S. in manufacturing technology from Montana State University and an M.S. in Management Science and Engineering from Worchester Polytechnic Institute.

        Steven Dalton joined us in January 2000 as our Vice President of Development. From October 1998 to January 2000, Mr. Dalton served as the Vice President of Engineering, Americas for Force Computers, Inc. From February 1997 to October 1998 Mr. Dalton was the Vice President of Product Development for Auspex Systems, Inc., a developer and manufacturer of network attached storage devices. From March 1995 to September 1996, Mr. Dalton served as Vice President of Engineering of Auspex Systems, Inc. and in September 1996, he was promoted to President and Chief Technical Officer, in which capacity he served until February 1997. Mr. Dalton holds a BSET degree from California Polytechnic State University and is current enrolled in the MBA program at Golden Gate University.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock has been quoted on the Nasdaq National Market under the symbol "ZOOX" since our initial public offering on July 19, 1999. Prior to this time, there was no public market for our stock. The following table sets forth the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of May 31, 2000 there were 235 holders of record of our common stock.

                                                             Sale Price
                                                             ----------
                                                       High              Low
                                                       ----              ---
        Fiscal 2000:
               Second Quarter from July 20, 1999      $97.125          $53.875
               Third Quarter                          $86.625          $43.563
               Fourth Quarter                         $72.125          $37.500

               On July 20, 1999,we completed our initial public offering (the "IPO") pursuant to a Registration Statement on Form S-1 (File No. 333-78029). In the IPO, we sold an aggregate of 4,025,000 shares of common stock (including an over-allotment option of 525,000 shares) at $21 per share. The IPO generated aggregate gross proceeds of approximately $84,525,000 for the Company. The aggregate net proceeds to the Company were approximately $77,495,000, after deducting underwriting discounts and commissions of approximately $5,917,000 and expenses of the offering of approximately $1,113,000. We used the proceeds for general corporate purposes, including working capital and capital expenditures.

        On April 5, 2000, the Company issued an aggregate of 221,745 unregistered shares of common stock to the shareholders of SmartSAN Systems, Inc. in connection with the merger of SmartSAN Systems, Inc. with our wholly owned subsidiary. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

   You should read the selected financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Financial Statements and the Notes thereto included elsewhere in this report. The statements of operations data for the years ended March 31, 1996, 1997, 1998, 1999 and 2000, and the balance sheet data at March 31, 1999 and 2000, are derived from, and are qualified by reference to, the audited Financial Statements and Notes thereto appearing elsewhere in this prospectus. The statements of operations data for the years ended March 31, 1996 and 1997, and the balance sheet data as of March 31, 1996, 1997 and 1998, are derived from, and are qualified by reference to, financial statements not appearing in this prospectus. Historical results are not necessarily indicative of results that may be expected for any future period.

                                                                           YEAR ENDED MARCH 31,
                                                       ---------------------------------------------------------------
                                                        1996         1997          1998          1999          2000
                                                       -------      -------      --------      --------      ---------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues ........................................  $   104      $   823      $  9,811      $ 24,821      $  47,931
  Cost of revenues ..................................       68          483         7,898        18,638         26,128
                                                       -------      -------      --------      --------      ---------
  Gross margin ......................................       36          340         1,913         6,183         21,803
                                                       -------      -------      --------      --------      ---------
  Operating expenses:
    Research and development ........................      458        2,168         7,178        13,928         18,223
    Sales and marketing .............................      126        1,126         2,974         5,765         11,638
    General and administrative ......................      333          902         1,774         1,649          4,285
    Amortization of deferred compensation ...........       --           --            --           547          1,285
                                                       -------      -------      --------      --------      ---------
        Total operating expenses ....................      917        4,196        11,926        21,889         35,431
                                                       -------      -------      --------      --------      ---------
  Loss from operations ..............................     (881)      (3,856)      (10,013)      (15,706)       (13,628)
  Interest income, net of interest expense ..........       25          259           373          (226)         3,267
  Sale of electronic test equipment rights, net .....       --        1,508            --            --             --
                                                       -------      -------      --------      --------      ---------
  Net loss ..........................................  $  (856)     $(2,089)     $ (9,640)     $(15,932)     $ (10,361)
                                                       =======      =======      ========      ========      =========
  Basic net loss per share ..........................               $ (0.59)     $  (2.41)     $  (3.33)     $   (0.53)
                                                                    =======      ========      ========      =========
  Weighted average shares used in
    Computing basic loss per share(1) ...............                 3,551         3,995         4,789         19,731
                                                                    =======      ========      ========      =========
  Pro forma basic net loss per share (unaudited) ....                                          $  (0.91)     $   (0.43)
                                                                                               ========      =========
  Weighted average shares used in
    Computing pro forma basic net
    Loss per share (unaudited)(1) ...................                                            17,594         23,960
                                                                                               ========      =========


                                                                           YEAR ENDED MARCH 31,
                                                       ---------------------------------------------------------------
                                                        1996         1997          1998          1999          2000
                                                       -------      -------      --------      --------      ---------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments ..  $ 1,729      $ 7,067      $  4,624      $ 12,202      $  73,449
  Working capital ...................................    1,647        6,895         6,385        15,912         84,347
  Total assets ......................................    2,108        8,825        14,942        28,598        103,496
  Long-term obligations, less current portion .......       --           16         1,426        15,057          4,344
  Total stockholders' equity ........................    1,859        7,820         8,169         5,659         86,790

----------

(1) See Note 2 of Notes to the Financial Statements for an explanation of the determination of the weighted average common and common equivalent shares used to compute net loss per share and pro forma net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion in conjunction with our Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

   This discussion contains forward-looking statements that relate to future events or our future performance such as future product development and deployment, including development and deployment of the Geminix router, the Axxess Network Storage Pool product, a fibre channel fabric backbone switch and other future products; the evolution of SAN capabilities and the market for SAN products. In certain cases you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to market acceptance of the Company's new products and the speed at which customers adopt current and new products for SANs; the ability and willingness of our distribution channel partners to sell our products; growth rates of the market segment within which the Company participates; competition in the Company's industry and the timing of new technology and product introductions; the ability to retain and hire skilled personnel and the risks outlined under "Risk Factors" and elsewhere in this Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements.

OVERVIEW

   We are a leading provider of hardware and software products for storage area networks, or SANs. Our SAN products are designed to leverage the capabilities of fibre channel technology to enable enterprises to better manage the growth of mission-critical data by overcoming the limitations of the traditional captive storage architecture. We sell our SAN products through leading OEMs, including Hewlett-Packard Company, Compaq Computer Corporation, Avid Technology Corporation and Data General Corporation. We also sell our products through distribution channel partners.

   We were founded in April 1992 and initially developed electronic test equipment. Since October 1995, we have focused on developing fibre channel network products that address the needs of the SAN market. In fiscal 1997, we sold our patent rights to the electronic test equipment technology. Prior to fiscal 1998, our operating activities related primarily to increasing our research and development capabilities, designing and developing the hardware and software products which we currently sell and staffing our administrative, marketing and sales organizations. Since our inception, we have incurred significant losses, and as of March 31, 2000, we had an accumulated deficit of $39.5 million, and for the fiscal year ended March 31, 2000, our net loss was $10.4 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant sales and marketing, product development and administrative expenses, and as a result, we will need to generate significant net revenues to achieve and maintain profitability. Although our net revenues have grown, we may not be able to sustain these growth rates, and we may not realize sufficient net revenues to achieve profitability.

        We currently derive substantially all of our net revenues from sales of a limited number of products within the same product line. During fiscal 1999, substantially all of our net revenues were derived from sales of our hub products. We commenced commercial shipment of our Capellix switch products during the quarter ending December 31, 1999. While sales of Capellix during the quarters ending December 31, 1999 and March 31, 2000, were approximately 28% and 47%, respectively, of net revenues, the majority of our net revenues in fiscal 2000 were generated from sales of our hub products. Additionally, the percentage of our net revenues derived from hub and switch sales may vary significantly from quarter to quarter. We may not be successful in our efforts to diversify our product base. Also, we may not be successful in the adoption of new products, in particular our Geminix router and Axxess products, or the adoption of other products currently under development. Additionally, even if our customers adopt Geminix, Axxess or other future products, we can not assure you that our net revenues will increase.

   We depend on a few key customers. In fiscal 2000, approximately 72% of our net revenues came from four customers with Hewlett-Packard Company, Compaq Computer Corporation, Bell Microproducts, Inc, and Tokyo Electron Limited each accounting for 10% or more of our net revenues. In fiscal 1999, approximately 84% of our net revenues came from five customers with sales to Hewlett-Packard Company, Compaq Computer Corporation and Digital Equipment Corporation each accounting for more than 10% of our net revenues. In fiscal 1998, approximately 69% of our net revenues came from sales to Hewlett-Packard Company and Digital Equipment Corporation. While we are seeking to diversify our customer base and expand the portion of our net revenues which derived from sales through various channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEM customers and distribution channel partners. We may not be successful in our efforts to diversify our customer base.

   Net revenues for the quarter ending June 30, 2000 will be significantly lower than net revenues for the quarter ended March 31, 2000 as a result of lower than expected demand for our products from distribution channel partners. We believe that this is primarily due to slower demand for our products by end-user customers through the distribution channel. We believe net revenues derived from these customers will continue to fluctuate for the foreseeable future. Although we have taken several actions to improve our distribution channel partners' abilities to sell our products to end-users, we can not assure you that demand for our products through the distribution channel will increase. If we are unable to increase sales through our distribution channel partners, our net revenues may continue to decline, and our business could be harmed. See "Risk Factors -- If our distribution channel partners are unable or unwilling to resell our products, our net revenues will decrease and our business will be harmed", "-- Because we depend on a few key OEM and distribution channel partners, the loss of any of these customers could significantly reduce our net revenues" and "-- The SAN market in which we compete is new and unpredictable, and if this market does not develop and expand as we anticipate, our business will suffer."

   We record product net revenues upon shipment and provide an allowance for product returns based on management's estimates. Allowances for estimated sales returns are provided at the time of revenue recognition. Our past product return experience may not be indicative of future product return rates.

   Our gross margins are affected by fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders and product implementations, new product introductions both by us and by our competitors, changes in our pricing policies and those of our competitors, component costs, and the volume manufacturing pricing we are able to obtain from our contract manufacturer. We recognize higher gross margins from sales to distribution channel partners. As a result, a decrease in sales to these customers will have a greater impact on gross margins than a decrease in sales to other customers.

   Although we enter into general sales contracts with our customers, none of our customers are obligated to purchase any amount of our products pursuant to these contracts. We rely on our customers to submit purchase orders for specific quantities of our products. All of our sales contracts contain provisions regarding the following:

   -  products and pricing;

   -  order dates, rescheduling and cancellations;

   -  warranties and repair procedures; and

   -  marketing and/or sales support and training obligations.

   Our OEM contracts generally contain additional provisions regarding product technical specifications, labeling and boxing instructions and other customization instructions. Several of our OEM sales contracts contain favored pricing provisions, as well as confidentiality provisions. Two of our OEM sales contracts provide the OEM the right to manufacture our product in the event of a material default we are unable to cure within a specified time period.

   Our contracts with our distribution channel partners generally contain additional provisions for stock rotation, which provide for a right of return for 10% to 15% of the value of purchases during the prior three months, to be offset with an immediately deliverable order in an amount equal to or greater than the stock to be rotated. Although we provide reserves for product returns, we have not experienced significant product returns from any of our customers. However, our past product return experience may not be indicative of future product return rates.

   We currently outsource substantially all of our manufacturing to Sanmina Corporation, a third-party manufacturer. Our agreement with Sanmina Corporation provides for two months of rolling purchase orders and rolling forecasts for the nine months immediately following the purchase order period. Purchase prices are negotiable throughout the three-year contract period. We are liable for materials that Sanmina Corporation purchases on our behalf that we cannot use, cannot be cancelled before receipt or are unique parts otherwise unusable by Sanmina Corporation. The agreement restricts our ability to reschedule orders and allows us to cancel existing orders subject to penalties of up to the total purchase price. Sanmina Corporation provides warranties on workmanship and pass-through warranties on component parts. Sanmina Corporation purchases most of the key components used to manufacture our products. We obtain some of these key components, such as our application specific integrated circuits, or ASICs, from sole sources and other components, such as power supplies and chassis, from limited sources. If we inaccurately forecast demand for our products, Sanmina Corporation may be unable to provide us with adequate manufacturing capacity. In addition, Sanmina Corporation may not be able to obtain adequate supplies of components to meet our customers' delivery requirements. Alternatively, excess inventories may be accumulated by Sanmina Corporation for our account. In order to reduce the costs of sales, we relocated our manufacturing operations from Sanmina Corporation's manufacturing facility in Santa Clara, California to its manufacturing facility in Guntersville, Alabama during the second half of fiscal 2000. Additionally, we may consider moving the outsourced manufacturing to other new locations or to a new contract manufacturer. These relocations could be time consuming and expensive and there can be no assurance that such moves would not disrupt the manufacturing of our products. Such disruptions could cause us to lose net revenues and damage our customer relationships.

RESULTS OF OPERATIONS

   The following table sets forth financial data for the fiscal years indicated as a percentage of net revenues:

                                                   YEAR ENDED MARCH 31,
                                                ---------------------------
                                                1998       1999       2000
                                                -----      -----      -----
SUMMARY OF OPERATIONS DATA:
Net revenues .................................  100.0%     100.0%     100.0%
  Cost of revenues ...........................   80.5       75.1       54.5
                                                -----      -----      -----
  Gross margin ...............................   19.5       24.9       45.5
                                                -----      -----      -----
  Operating expenses:
     Research and development ................   73.1       56.1       38.0
     Sales and marketing .....................   30.3       23.2       24.3
     General and administrative ..............   18.1        6.7        8.9
     Amortization of deferred compensation ...   --          2.2        2.7
                                                -----      -----      -----
Total operating expenses .....................  121.5       88.2       73.9
                                                -----      -----      -----
  Loss from operations ....................... (102.0)     (63.3)     (28.4)
  Interest income, net of interest expense ...    3.8       (0.9)       6.8
  Net loss ...................................  (98.2)%    (64.2)%    (21.6)%
                                                =====      =====      =====

YEARS ENDED MARCH 31, 1998, 1999 AND 2000

Net Revenues

   We began volume shipments of our SAN product line in fiscal 1997, and recognized $823,000 of net revenues for that year from sales of our Bitstrip product hub and initial sales of our Gibraltar 10-port hub. Net revenues increased to $9.8 million in fiscal 1998 representing sales of the Bitstrip product and our Gibraltar 10-port and 12-port products. In fiscal 1999, we began selling our Gibraltar 6-port hub and Denali switch and recognized $24.8 million in net revenues. In fiscal 2000, we began commercial shipments of our Capellix 3000 and Capellix 2000 switch products and recognized approximately $47.9 million in net revenues. Net revenues increased in each of these years, primarily due to a broadening of our product line, additions of new OEM customers and increased sales through our distribution channel partners. Net revenues during fiscal 2000 derived from OEM and distribution channel partners may not be indicative of future results. Net revenues for the quarter ending June 30, 2000 will be significantly lower than net revenues for the quarter ended March 31, 2000 as a result of lower than expected demand for our products from distribution channel partners.

Gross Margin

   Gross margin increased from $1.9 million in fiscal 1998 to $6.2 million in fiscal 1999 to $21.8 million in fiscal 2000. Gross margin, as a percentage of net revenues, increased from 19.5% in fiscal 1998 to 24.9% in fiscal 1999 and increased to 45.5% in fiscal 2000. The increase in gross margin, as a percentage of net revenues from fiscal 1998 to fiscal 1999 to fiscal 2000, was primarily due to the following: 1) a greater percentage of our net revenues were derived from higher gross margin sales to distribution customers, 2) a greater percentage of our net revenues were derived from sales of our newer products, such as Capellix, for which gross margins are higher than older products and 3) higher sales volumes which resulted in economies of scale and cost savings realized from our transition to Sanmina Corporation for contract manufacturing. Our gross margins could decrease if sales to distribution channel partners decrease, if sales of our newer products are not accepted by the marketplace or if sales volumes decrease.

Research and Development Expenses

   Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred. Research and development expenses increased from $7.2 million in fiscal 1998 to $13.9 million in fiscal 1999 and to $18.2 million in fiscal 2000. These increases were primarily due to additional research and development personnel, including the addition of our strategic research and development team and our two ASIC development teams primarily devoted to our development of the Capellix and other switch products. As net revenues have increased, these expenses have declined as a percentage of net revenues from 73.1% in fiscal 1998 to 56.1% in fiscal 1999 and to 38.0% in fiscal 2000. We believe that a significant level of investment for product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development such that research and development expenses will increase in absolute dollars.

Sales and Marketing Expenses

   Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with trade shows, promotional activities and travel expenses. Sales and marketing expenses increased from $3.0 million in fiscal 1998 to $5.8 million in fiscal 1999 and to $11.6 million in fiscal 2000. As net revenues increased from fiscal 1998 to 1999, these expenses declined as a percentage of net revenues from 30.3% to 23.2%, respectively. In fiscal 2000, these expenses increased to 24.3% of net revenues as we hired additional sales and marketing personnel and increased spending for the GAIN program and other distribution channel activities. The increase in absolute dollars in each of these years was primarily due to the hiring of additional sales and marketing personnel and the expansion of our sales and marketing efforts. We intend to expand our sales and marketing operations and efforts substantially, both domestically and internationally, in order to increase market awareness of our products and more effectively train and educate our distribution channel partners and end-users. However, we cannot be certain that any increased expenditures will result in higher net revenues. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems. General and administrative expenses decreased from $1.8 million in fiscal 1998 to $1.6 million in fiscal 1999 and increased to $4.3 million in fiscal 2000. The decrease in general and administrative expenses in absolute dollars in fiscal 1999 was primarily due to the transfer of several employees from the general and administrative area to other departments, such as sales, marketing, manufacturing and research and development. As revenues increased in fiscal 1998 and 1999, general and administrative expenses have declined as a percentage of net revenues from 18.1% in fiscal 1998 to 6.7% in fiscal 1999. For fiscal 2000, the percentage increased to 8.9% of net revenues due to increased headcount, facility costs and increased costs associated with operating as a public company.

    We expect these expenses to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business, expansion of our information infrastructure and our operation as a public company.

Amortization of Deferred Compensation

   In connection with the grant of stock options to employees, during fiscal 1999 we recorded deferred compensation within stockholders' equity of approximately $3.0 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded amortization of deferred compensation of $547,000 and $1,258,000 during fiscal 1999 and 2000, respectively. At March 31, 2000, the remaining deferred compensation of approximately $1.1 million will be amortized as follows:
$670,000 during fiscal 2001, $350,000 during fiscal 2002 and $120,000 for fiscal 2003. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. See Note 9 of the Notes to the Financial Statements.

Interest Income, Net of Interest Expense

        Interest income, net of interest expense, related to our debt and lease obligations, includes income from our cash investments, net of expenses related to our financing obligations. Interest income, net of interest expense totaled $373,000 in fiscal 1998. Interest expense, net of interest income, totaled $226,000 in fiscal 1999. Interest income, net of interest expense, totaled $3,267,000 in fiscal 2000. The interest expense, net of interest income during fiscal 1999, was primarily due to the interest accrued but not paid in cash on our convertible note issued in September 1998, as well as, interest expense charged on our capital lease obligations. The increase of net interest income during fiscal 2000 is primarily due to interest income earned from investment of the net proceeds received from the issuance of common stock from our initial public offering in July 1999 and by lower interest expense charged on the convertible note due to partial conversion of the note in connection with our initial public offering. This increase was partially offset by increased interest expense charged on higher capital lease obligations.

Income Taxes

   As of March 31, 2000, we had approximately $37,735,000 of federal and $3,980,000 million of state net operating loss carryforwards for tax purposes available to offset future taxable income. Such net operating loss carryforwards expire through 2015. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception because management's estimate of the realizability of the tax benefits of the loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance for us to recognize such benefits currently.

QUARTERLY RESULTS OF OPERATIONS

        The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters. We believe that all necessary adjustments (which consist only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the financial statements and related notes included elsewhere herein.

                                            FISCAL 2000 QUARTER ENDED
                                  ----------------------------------------------
                                  JUNE 30,    SEPT. 30,     DEC. 30,   MARCH 30,
                                   1999         1999         1999        2000
                                  --------    ---------     --------   ---------
                                      (in thousands, except per share data)
SUMMARY OF OPERATIONS DATA:
Net revenues ...................  $ 9,211      $11,081      $12,561     $15,079
Operating income (loss) ........  $(3,094)     $(2,885)     $(2,825)    $(4,823)

Net income (loss) ..............  $(3,236)     $(1,949)     $(1,798)    $(3,377)
Earnings per share - basic .....  $ (0.58)     $ (0.09)     $ (0.07)    $ (0.13)
Earnings per share - proforma ..  $ (0.17)     $ (0.08)     $ (0.07)    $ (0.13)


                                            FISCAL 1999 QUARTER ENDED
                                  -----------------------------------------------
                                  JUNE 30,    SEPT. 30,     DEC. 30,    MARCH 30,
                                   1998         1998         1998         1999
                                  --------    ---------     --------    ---------
                                       (in thousands, except per share data)
SUMMARY OF OPERATIONS DATA:
Net revenues ...................  $ 5,406      $ 5,851      $ 5,983      $ 7,581
Operating income (loss) ........  $(3,524)     $(3,600)     $(4,512)     $(4,070)
Net income (loss) ..............  $(3,545)     $(3,640)     $(4,563)     $(4,184)
Earnings per share - basic .....  $ (0.79)     $ (0.77)     $ (0.93)     $ (0.83)
Earnings per share - proforma ..  $ (0.21)     $ (0.21)     $ (0.24)     $ (0.22)

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through private sales of convertible preferred stock, the issuance of a convertible note, equipment financings and an initial public offering.

        In fiscal 2000, we used $13.6 million in cash for operations, a decrease of 13% from $15.7 million used in fiscal 1999. This decrease was primarily due to a decrease in our net loss from $15.9 million in fiscal 1999 to $10.4 million in fiscal 2000.

        In fiscal 2000, we used $2.8 million in cash from investing activities to acquire property and equipment. Additionally, we invested $30.6 million of the proceeds from our initial public offering during fiscal 2000 in short-term investments. In fiscal 1999, we used $1.6 million of cash to acquire property and equipment.

        In fiscal 2000, we generated $77.6 million in cash from financing activities including the sale of our equity, an increase of 212% from $24.9 million generated in fiscal 1999. This increase was primarily due to the sale of common stock in our initial public offering in July 1999. Additionally, we used debt and leases to partially finance operations and capital purchases and we plan to continue this practice.

           In September 1998, we entered into a $15.0 million convertible note agreement with Seagate Technology, Inc., (the "Convertible Note"). Under this agreement, Seagate Technology purchased a Convertible Note in the aggregate principle amount of $15.0 million, which bears simple interest on the unpaid principal balance at a rate equal to 5.75% per annum with principal and interest maturing on September 18, 2001. We have the option to convert any portion of the outstanding balance of principal and interest on this Convertible Note into shares of our or common stock, at a price of $7.65 per share. The agreement also provides that, without our consent, conversion of the Convertible Note may not result in Seagate Technology holding more than 19.9% of our outstanding shares of common stock. Accrued interest is converted prior to any principal owing under this Convertible Note. In the event of a default, as defined in the Convertible Note agreement, Seagate Technology may declare all outstanding interest and principal immediately due and payable in cash. We may, upon 30 days written notice to Seagate Technology, prepay the Convertible Note in whole or in part.

           At March 31, 2000, there was approximately $3,050,000 of unpaid principal and interest outstanding under the Convertible Note which, if converted, would have converted into 398,999 shares of common stock.

           During fiscal 1998, 1999 and 2000, we acquired $5.1 million in equipment under capitalized leases. At March 31, 2000, we had $2.8 million in capitalized lease obligations outstanding.

           Cash; cash equivalents and short-term investments totaled $73.4 million at March 31, 2000, an increase of $61.2 million from $12.2 million at March 31, 1999.

          Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. We believe that our existing cash balances, credit facilities and cash flows expected to be generated from future operations will be sufficient to fund our operations for at least the next 12 months. However, we may require additional financing within this time frame and additional funding, if needed, may not be available on terms acceptable, or at all. See "Risk Factors - If we are unable to meet our future capital requirements, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, each of which would materially harm our business."

YEAR 2000 COMPLIANCE

        The year 2000 issue refers to the potential for disruption to business activities caused by computer system and processing failures or miscalculations which are triggered by advancement of date records past the year 1999. Our transition of date records to the year 2000 has been uneventful, however, other situations such as hardware and software not used every day could cause problems when first used during the year 2000.

        To date, we have not experienced any year 2000 issues with any of our internal systems, our products, or components and products supplied by third party suppliers, and we do not anticipate any issues in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations. We adopted SFAS No. 133 effective January 1, 1999.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the first quarter of fiscal 2001. We do not expect to adoption of SAB 101 to have a material effect on our financial position, results of operations or cash flows.

        In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations.

RISK FACTORS

        You should carefully consider the following risk factors and all other information contained in this Form 10-K. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks.

WE HAVE INCURRED SIGNIFICANT LOSSES IN EVERY FISCAL YEAR AND FISCAL QUARTER SINCE OUR INCEPTION AND WE MAY NEVER BECOME PROFITABLE.

        We have incurred significant losses since inception and expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. As of March 31, 2000, our accumulated deficit was $39.5 million. Although our net revenues have grown during the year ended March 31, 2000, we may not be able to sustain this growth, and we may not realize sufficient net revenues to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we will need to generate increased net revenues to achieve profitability. Further, even if we achieve profitability, given the competition in, and the evolving nature of the storage area networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUES FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES, AND, BECAUSE MOST OF OUR EXPENSES ARE FIXED IN THE SHORT-TERM, WE MAY NOT BE ABLE TO DECREASE OUR EXPENSES IN A TIMELY MANNER TO OFFSET ANY UNEXPECTED SHORTFALL IN REVENUES.

        We have generated net revenues for less than six years and, thus, we have only a short history from which to predict future net revenues. This limited operating experience, combined with the rapidly evolving nature of the SAN market in which we sell our products, reduces our ability to accurately forecast our quarterly and annual revenue. Further, we plan our operating expenses based primarily on these revenue projections. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. For example, during the quarter ending June 30, 2000, orders from our distribution channel partners were lower than expected due to decreased sell-through to end-user customers which will result in a corresponding decrease in net revenues. Additionally, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip product, which resulted in a corresponding decrease in net revenues. If a similar situation were to occur in the future, we may incur additional unexpected losses which could seriously harm our business. For further financial information relating to our business, see "Notes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Our quarterly and annual net revenues and operating results have varied significantly in the past and are likely to vary significantly in the future due to a number of factors, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and operating results to fluctuate include the following:

        -  fluctuations in demand for our products and services;

        - the ability and willingness of our distribution channel partners to sell our products;

        - the timing of customer orders and product implementations, particularly large orders from our customers;

        - our ability to develop, introduce, ship and support new products product enhancements;

        - the rate of adoption of SANs as an alternative to existing data storage and management systems;

        - announcements and new product introductions by our competitors and deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors;

        -  decreases in the prices at which we can sell our products;

        - our ability to obtain sufficient supplies of components, including sole or limited source components, at expected prices;

        - the mix of our hub and switch products sold and the mix of distribution channels through which they are sold;

        -  increases in the prices of the components we purchase;

        - our ability to maintain quality manufacturing standards for our products;

        - competitive technology developments which may decrease the demand for products based on the technology we utilize;

        - our ability to maintain, increase or quickly decrease the contract production of our products; and

        - the mix of our hubs, switches, routers, software and other products sold and the mix of distribution channels through which they are sold.

        Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future periods, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may drop. For example, net revenues for the quarter ending June 30, 2000 will be significantly lower than expectations as a result of a decline in orders from our distribution channel partners due to a decline in sell-through to end-user customers.


IF OUR DISTRIBUTION CHANNEL PARTNERS ARE UNABLE OR UNWILLING TO RESELL OUR PRODUCTS, OUR NET REVENUES WILL DECREASE AND OUR BUSINESS WILL BE HARMED.

        During fiscal 2000 35% of our net revenues were derived from sales to distribution channel partners. Our OEM customers have demonstrated the ability to resell our SAN products due, in part, to the length of time they have been involved in the SAN marketplace and the strength of their internal technical, sales and marketing structures. Our distribution channel partners have participated in the SAN market for a shorter period of time and often do not have trained technical, sales and marketing staff. As a result, they are not as well positioned as our OEM customers to provide full solution sales. Additionally, distribution channel partners may not be able to effectively compete with OEMs. For example, net revenues for the quarter ending June 30, 2000 will be significantly lower than expectations as a result of a decline in orders from our distribution channel partners due to decreased sell-through to end-user customers. Although we have taken several actions to improve our distribution channel partners' abilities to sell our products to end-users, we can not assure you that demand for our products through the distribution channel will increase. If we are unable to effectively leverage sales through our distribution channel partners, our net revenues may continue to decline, and our business could be harmed. The inability or unwillingness of our distribution channel partners to resell SAN networking equipment, including full SAN solutions, would significantly reduce our net revenues which would harm our business.

BECAUSE WE DEPEND ON A FEW KEY OEM AND DISTRIBUTION CHANNEL PARTNERS, THE LOSS OF ANY OF THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR NET REVENUES.

        We depend on a few key OEM and distribution channel partners. In fiscal 2000, approximately 72% of our net revenues came from four customers with sales to Hewlett-Packard Company, Compaq Computer Corporation, Bell Microproducts, Inc. and Tokyo Electron Limited, each accounting for 10% or more of our net revenues. In fiscal 1999, approximately 84% of our net revenues came from five customers with sales to Hewlett-Packard Company and Digital Equipment Corporation each accounting for more than 10% of our net revenues. Although we intend to expand our original equipment manufacture customer base, we anticipate that our operating results will continue to depend on sales to a relatively small number of customers. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For example, net revenues for the quarter ending June 30, 2000 will be significantly lower than expectations as a result of a decline in orders from our distribution channel partners due to a decline in sell-through to end-user customers. Additionally, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip product, and in December 1998, Hewlett-Packard Company unexpectedly reduced orders for our Gibraltar 10-port product. Digital Equipment Corporation's order cancellation resulted in a reduction of anticipated net revenues by approximately 12% for the fiscal year ended March 31, 1999.

OUR RELIANCE ON OEM CUSTOMERS AND DISTRIBUTION CHANNEL PARTNERS AND THE LENGTHY PROCESS REQUIRED TO ADD THESE PARTNERS MAY IMPEDE THE GROWTH OF OUR NET REVENUES.

        We rely on OEM customers and distribution channel partners to distribute and sell our products. As a result, our success depends substantially on (1) our ability to initiate, manage and expand our relationships with significant OEM customers, (2) our ability to attract distribution channel partners that are able and willing to sell our products and (3) the sales efforts of these OEM customers and distribution channel partners. Our OEM customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new technologies, including our products. Based on our experience with our larger OEM customers, this evaluation process is lengthy and has historically been as long as nine months. This process is also complex and may require significant sales, marketing and management efforts on our part. The complexity of this process increases if we must qualify our products with multiple customers at the same time. In addition, once our products have been qualified, the length of the sales cycle of each of our OEM customers may vary depending upon whether our products are being bundled with another product or are being sold as an option or add-on. Sales to distribution channel partners may also require lengthy sales and marketing cycles. As a result, we may expend significant resources in developing partner relationships before recognizing any revenue. We may not be able to manage and expand our relationships with OEM customers and distribution channel partners successfully and they may not market our products successfully. Moreover, our agreements with OEM customers and distribution channel partners have no minimum purchase commitments. Our failure to manage and expand our relationships with OEM customers and distribution channel partners or their failure to market our products could substantially reduce our net revenues and seriously harm our business.

OUR BUSINESS MAY BE HARMED BY CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY.

        In the past, securities class action litigation often has been brought against a company due to volatility in the market price of its securities. The market price of our securities has been volatile in the past and may be volatile in the future. Therefore, we may in the future be the target of securities litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

THE SAN MARKET IN WHICH WE COMPETE IS NEW AND UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

        The market for SANs and related hub and switch products has only recently begun to develop and is rapidly evolving. Because the SAN market is new, it is difficult to predict its potential size or future growth rate. Our products are used exclusively in SANs. Accordingly, widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. The speed at which customers adopt current and new products for SANs is highly unpredictable. Our success in generating net revenues in this emerging market will depend on, among other things, our ability to:

        - educate potential OEM customers, distribution channel partners and end users about the benefits of SANs and hub and switch technology

        - maintain and enhance our relationships with leading OEM customers and channel partners

        - predict and base our products on standards which ultimately become industry standards

        - predict and deliver new and innovative products demanded by the storage area marketplace.

        In addition, SANs are often implemented in connection with deployment of new storage systems and servers. Accordingly, our future success is also substantially dependent on the market for new storage systems and servers.

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS MAY SUFFER IF DEMAND FOR ANY OF THESE PRODUCTS DECLINES OR FAILS TO DEVELOP AS WE EXPECT.

        We derive a substantial portion of our net revenues from a limited number of products. Specifically, in fiscal 2000, the majority of our net revenues were derived from our hub and switch products. We expect that net revenues from our hub and switch products will continue to account for a substantial portion of our total net revenues for the foreseeable future. There is no assurance that our Geminix and Axxess products will be adopted by our OEM or distribution channel partners or that significant net revenues would be derived if adopted. As a result, for the foreseeable future, we will continue to be subject to the risk of a significant decrease in net revenues if demand for our hub products decline. Therefore, continued market acceptance of our hub, switch and router products is critical to our future success. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

        - growth and changing requirements of the SAN and hub and switch product markets

        - availability, price, quality and performance of competing products and technologies

        - performance, quality, price and total cost of ownership of our products

        - successful development of our relationships with existing and potential OEM customers and distribution channel partners.

OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

        Our future success depends upon our ability to address the rapidly changing SAN market including changes in relevant industry standards and the changing needs of our customers by developing and introducing high-quality, technologically-progressive, cost-effective products, product enhancements and services on a timely basis. For example, in May 1999, we announced the launch of our Capellix switch and commenced initial shipments in September 1999. Additionally we intend to commercially ship our Geminix and Axxess products during fiscal 2001. Our future net revenue growth will be dependent on the success of these and other new products, and we may not be able to develop and introduce these or other new products successfully in the time frame we expect. Further, we cannot be certain of the demand for, and market acceptance of, these and other new products. In addition, we must successfully manage the introduction of new or enhanced products to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet our customers' demands. Our net revenues may be reduced if we fail to develop product enhancements, if we fail to introduce new products or if any new products or product enhancements that we develop and introduce are not broadly accepted.

COMPETING TECHNOLOGES MAY EMERGE AND WE MAY FAIL TO ADOPT NEW TECHNOLOGIES ON A TIMELY BASIS. FAILURE TO UTILIZE NEW TECHNOLOGIES MAY DECREASE THE DEMAND FOR OUR PRODUCTS.

        The technology being deployed today in most SAN products is FC-AL or FC-SW. During the last fiscal year, the development of competing technologies such as Ethernet IP has been discussed by the technical community. If we are unable to identify new technologies in a timely manner and efficiently utilize such new technologies in our product developments, the demand for our current products may decrease significantly and rapidly, which would harm our business.

WE WILL BE UNABLE TO MANUFACTURE OR SELL OUR PRODUCTS IF OUR SOLE CONTRACT MANUFACTURER IS UNABLE TO MEET OUR MANUFACTURING NEEDS.

        Sanmina Corporation, a third-party manufacturer for numerous companies, manufactures all of our products at its Guntersville, Alabama facility. Sanmina Corporation is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order which has been accepted by Sanmina Corporation. If Sanmina Corporation experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues and our competitive position and reputation. Further, our business would be harmed if we fail to effectively manage the manufacture of our products. We generally place orders with Sanmina Corporation at least two months prior to scheduled delivery of products to our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Sanmina Corporation or adequate quantities of components to meet our customers' delivery requirements or we may accumulate excess inventories. In the future we intend to work with additional new contract manufacturers that can potentially manufacture our higher volume products, at lower costs in foreign locations. We could experience difficulties and disruptions in the manufacture of our products while we transition to new facilities. Manufacturing disruptions could prevent us from achieving timely delivery of products and could result in lost net revenues. Additionally, we must coordinate our efforts with those of our suppliers and Sanmina Corporation, or other third party manufacturers, to rapidly achieve volume production. Although we have not experienced supply problems with Sanmina Corporation, we have experienced delays in product deliveries from one of our former contract manufacturers. Moreover, we may in the future need to find a new contract manufacturer that can manufacture our products in higher volume and at lower costs. We may not find a contract manufacturer that meets our needs. Additionally, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, we may lose net revenues and our customer relationships may suffer.

BECAUSE WE DEPEND ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR KEY COMPONENTS, WE ARE SUSCEPTIBLE TO SUPPLY SHORTAGES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

        We depend upon a single source for each type of our application-specific integrated circuits, or ASICs, and limited sources of supply for several key components, including, but not limited to, power supplies, chassis and optical transceivers. We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. Because we rely on Sanmina Corporation to procure components required for the manufacture of our products, Sanmina Corporation may suffer component shortages. If we, or Sanmina Corporation, are unable to buy these components, we will not be able to manufacture our products on a timely basis which would harm our business

BECAUSE WE ORDER COMPONENTS AND MATERIALS BASED ON ROLLING FORECASTS, WE MAY OVERESTIMATE OR UNDERESTIMATE OUR COMPONENT AND MATERIAL REQUIREMENTS, WHICH COULD INCREASE OUR COSTS OR PREVENT US FROM MEETING CUSTOMER DEMAND.

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

OUR OPERATING RESULTS MAY SUFFER BECAUSE OF COMPETITION IN THE SAN MARKET, AS WELL AS ADDITIONAL COMPETITION FROM DATA NETWORKING COMPANIES AND ENTERPRISE SOFTWARE DEVELOPERS.

        The market for our SAN hub, switch and router products is competitive, and is likely to become even more competitive. In the SAN market, our current competitors include Ancor Communications, Inc., Brocade Communications Systems, Inc., Emulex Corporation, McData Corporation, Vixel Corporation, Cornerstone, Chaparral Network Storage, Inc., Atto and Pathlight. In addition to these companies, we expect new SAN competitors to emerge. In the future, we may also compete against data networking companies which may develop SAN products. Furthermore, although we currently offer products that complement the software products offered by Legato Systems, Inc. and Veritas Software Corporation, they and other enterprise software developers may in the future compete with us. We also compete with providers of data storage solutions that employ traditional storage technologies, including small computer system interface-based technology such as Adaptec, Inc., LSI Logic Corporation and QLogic Corporation. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Moreover, we have only recently begun to offer SAN switch products. Therefore, we may not be able to compete successfully in the SAN switch product market.

IF WE CANNOT INCREASE OUR SALES VOLUMES, REDUCE OUR COSTS OR INTRODUCE HIGHER MARGIN PRODUCTS TO OFFSET REDUCTIONS IN THE AVERAGE UNIT PRICE OF OUR PRODUCTS, OUR OPERATING RESULTS MAY SUFFER.

        We anticipate that as products in the storage area market become more commoditized, the average unit price of our products will continue to decline in the future in response to changes in product mix, competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net revenues will decline. In addition, to maintain our gross margins, we must continue to reduce the manufacturing cost of our products. Further, as average unit prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our business could be seriously harmed, particularly if the average selling price of our products decreases significantly.

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR NET REVENUES.

        Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and we have from time to time found errors in existing products, and we may from time to time find errors in our existing, new or enhanced products. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our or other vendors' SAN products, could adversely affect sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relationship problems.

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

WE HAVE EXPERIENCED A PERIOD OF RAPID GROWTH, AND IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE THIS AND FUTURE GROWTH, OUR BUSINESS MAY SUFFER.

        We have recently experienced a period of rapid growth. At March 31, 1997, we had a total of 38 employees, and at March 31, 2000, we had a total of 178 employees. We plan to continue to hire new employees to expand our operations significantly to pursue existing and potential market opportunities. This growth will place a significant demand on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. Our key personnel have limited experience managing this type of growth. If we cannot manage growth effectively, our business could suffer.

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


IF WE, OUR KEY SUPPLIERS OR OUR CUSTOMERS HAVE FAILED TO IDENTIFY YEAR 2000 CALENDAR CHANGE PROBLEMS, OUR BUSINESS MAY BE DISRUPTED AND OUR NET REVENUES MAY DECLINE.

        The year 2000 issue refers to the potential for disruption to business activities caused by system failures or miscalculations that are triggered by advancement of date records past the year 1999. A failure due to year 2000 issues involves numerous risks including:

        -  potential product warranty or other claims from our customers

        - negative impact on market demand for SANs or related hub and switch products until preparations for the calendar change by existing and potential customers are complete

        - manufacturing, information, facility and development systems problems, both those that are unique to us and those that affect geographical areas where our business and employees reside.

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

        Our products must comply with industry standards. For example, in the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission. Internationally, our products are also required to comply with standards established by authorities in various countries. Any new products and product enhancements that we introduce in the future must also meet industry standards at the time they are introduced. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business. Our products comprise only a part of the entire SAN. All components of the SAN must comply with the same standards in order to operate efficiently together. We depend on companies that provide other components of the SAN to support the industry standards as they evolve. Many of these companies are significantly larger and more influential in effecting industry standards than we are. Some industry standards may not be widely adopted or they may not be implemented uniformly, and competing standards may emerge that may be preferred by OEM customers or end users. If other companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could suffer.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

        For the fiscal year ended March 31, 2000, approximately 30% of our net revenues were from international sales activities, and for the fiscal year ended March 31, 1999, 21% of our net revenues were from international sales activities. We plan to continue to increase our international sales activities. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS' EQUITY AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

        As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our market or enhance our technical capabilities, or that may otherwise offer growth opportunities. In April 2000, we completed our acquisition of SmartSAN Systems, Inc. As a result, we issued 221,745 shares of our common stock and agreed to issue 198,674 shares of our common stock pursuant to the exercise of SmartSAN options outstanding at the time of the acquisition. While we have no additional current agreements or negotiations underway, we may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

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

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS.

        As of May 31, 2000, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 40% of our outstanding common stock. As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.

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

        We believe that our existing cash balances, credit facilities and cash flow expected to be generated from future operations, will be sufficient to meet our capital requirements at least through the next 12 months. However, we may be required, or could elect, to seek additional funding prior to that time. In the event we are required to raise additional funds we may not be able to do so on favorable terms, if at all. Further, if we issue new equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences o privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. For additional information on our anticipated future capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2000, all of our investments were in cash equivalents and short-term investments. See Note 2 of the Notes to the Financial Statements.

        The following table details our short-term investments at March 31, 2000:

                                                   (in thousands)
        U.S.  Government Agencies                     $28,243
        Corporate bonds and notes                      42,577
        Money market funds and available cash           2,629
        -----------------------------------------------------
                                                      $73,449
                                                      =======

Item 8. Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Report of Independent Public Accountants                                F-2

Balance Sheets as of March 31, 2000 and 1999                            F-3

Statements of Operations for the years ended
  March 31, 2000, 1999 and 1998                                         F-4

Statements of Stockholders' Equity for the years ended
  March 31, 2000, 1999 and 1998                                         F-5

Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998                                         F-6

Notes to Financial Statements                                           F-7

Schedule II - Valuation and Qualifying Accounts                         F-18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        The information regarding our directors is incorporated by reference from "Election of Directors - Directors and Nominees" in our Proxy Statement for our 2000 Annual Meeting of Stockholders. The required information concerning executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's Executive Officers and Directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Executive Officers, Directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Executive Officers and Directors of the Company complied with all applicable filing requirements during the fiscal year ended March 31, 2000.

Item 11. Executive Compensation

        The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Executive Compensation and Other Matters".

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Security Ownership of Certain Beneficial Owners and Management".

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Certain Relationships and Related Transactions".

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Form 10-K

(1) Financial Statements:

Report of Independent Public Accountants

Balance Sheets as of March 31, 2000 and 1999

Statements of Operations for the years ended
  March 31, 2000, 1999 and 1998

Statements of Stockholders' Equity for the years ended
  March 31, 2000, 1999 and 1998

Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998

Notes to Financial Statements

(2) Financial Statement Schedules:

The following financial statement schedule of Gadzoox Networks, Inc. for the years ended March 31, 1998, March 31, 1999 and March 31, 2000 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Gadzoox Networks, Inc.

Schedule II - Valuation and Qualifying Accounts

        All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

(3) Exhibits:

NUMBER         DESCRIPTION OF DOCUMENT
3.1*           Amended and Restated Certificate of Incorporation
3.2*           Amended and Restated Bylaws
4.1*           Specimen Common Stock Certificate
10.1*          Form of Indemnification Agreement between Gadzoox and each of its directors and officers
10.2*          Amended and Restated 1993 Stock Plan and form of agreements thereunder
10.3*          1999 Employee Stock Purchase Plan and form of agreements
               thereunder
10.4*          1999 Director Option Plan and form of agreement thereunder
10.5*          Agreement for electronic manufacturing services between Gadzoox and Sanmina Corporation dated December 29, 1998
10.6*          Convertible Subordinated Promissory Note, dated October 12, 1998, made by Gadzoox and payable to Seagate Technology, Inc.
10.7*          Change of Control Agreement between Gadzoox and K. William
               Sickler, as amended
10.8*          Change of Control Agreement between Gadzoox and Kent Bridges.
10.9*          Restricted Stock Purchase Agreement between Gadzoox and
               K. William Sickler
10.10*         Compaq Computer Corporation Purchase Agreement -- JIT Program,
               entered into as of June 13, 1997, by Compaq Computer Corporation and Gadzoox
10.11*         First Amended and Restated Registration and Information Rights
               Agreement, dated as of October 12, 1998
10.12*         Warrant to purchase shares of Series F Preferred Stock of the
               Gadzoox issued to Comdisco, Inc.
10.13*         Warrant to purchase shares of Series G Preferred Stock of Gadzoox issued to Comdisco, Inc.
10.14*         First Amended and Restated Series F, G and H Preferred
               Stockholders' Agreement, dated as of October 12, 1998
10.15**        Agreement and Plan of Reorganization between Gadzoox, Gadzoox
               Acquisition Corporation and SmartSAN Systems, Inc. dated as of
               March 2, 2000
10.16          Lease Amendment #2 between Gadzoox and Mission West Properties,
               L.P. II dated as of April 21, 2000
10.17          Lease Agreement and Lease Amendment #1 between Gadzoox Networks,
               Inc. and Mission West Properties, L.P. II dated August 13, 1998 and December 31, 1998, respectively
23.1           Consent of Arthur Andersen LLP, Independent Accountants
24.1           Power of Attorney (See signature page)
27.1           Financial Data Schedules


 *  Incorporated by reference from Gadzoox' Registration Statement on Form S-1

    (Reg. No. 333-78029), as amended.

** Incorporated by reference from Gadzoox' Current Report on Form 8-K filed on March 16, 2000.

b) Reports on Form 8-K

        (1) We filed a Current Report on Form 8-K dated March 16, 2000, as amended, to report under Item 2 thereof the acquisition of SmartSAN Systems, Inc.

        (2) We filed a Current Report on Form 8-K dated June 19, 2000 to report the issuance of a press release concerning expected results for the quarter ending June 30, 2000.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GADZOOX NETWORKS, INC.

By:     /s/ K. WILLIAM SICKLER
        -------------------------------------
        K. William Sickler
        President and Chief Executive Officer

Dated: June 29, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. William Sickler and Christine E. Munson, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                                          Date
/s/ K. WILLIAM SICKLER     President and Chief Executive Officer              June 29, 2000
-----------------------   (Principal Executive Officer)
K. William Sickler


/s/ CHRISTINE E. MUNSON   Chief Financial Officer and Vice President          June 29, 2000
-----------------------          of Finance and Administration
Christine E. Munson       (Principal Financial and Accounting Officer)


/s/ MILTON CHANG                 Director                                     June 29, 2000
-----------------------
Milton Chang

/s/ STEPHEN LUCZO                Director                                     June 29, 2000
-----------------------
Stephen Luczo


/s/ DENNY KO                     Director                                    June 29, 2000
-----------------------
Denny Ko


/s/ ROB KUHLING                  Director                                    June 29, 2000
-----------------------
Rob Kuhling


/s/ PETER MORRIS                 Director                                    June 29, 2000
-----------------------
Peter Morris

                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
Report of Independent Public Accountants                                F-2

Balance Sheets as of March 31, 2000 and 1999                            F-3

Statements of Operations for the years ended
  March 31, 2000, 1999 and 1998                                         F-4

Statements of Stockholders' Equity for the years ended
  March 31, 2000, 1999 and 1998                                         F-5

Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998                                         F-6

Notes to Financial Statements                                           F-7

Schedule II - Valuation and Qualifying Accounts                         F-18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Gadzoox Networks, Inc.

We have audited the accompanying balance sheets of Gadzoox Networks, Inc., a Delaware corporation, as of March 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gadzoox Networks, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

San Jose, California
April 21, 2000

                             GADZOOX NETWORKS, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS


                                                                            March 31,
                                                                    ------------------------
                                                                      1999           2000
                                                                    ------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $  12,202      $  42,830
  Short-term investments                                                   --         30,619
  Accounts receivable, net of allowance of
    $150 and $600 in 1999 and 2000, respectively                        5,981         14,131
  Inventories                                                           5,306          6,665
  Prepaid expenses and other current assets                               305          2,464
                                                                    ------------------------
        Total current assets                                           23,794         96,709

PROPERTY AND EQUIPMENT, net                                             4,553          6,495

OTHER ASSETS                                                              251            292
                                                                    ------------------------
                                                                    $  28,598      $ 103,496
                                                                    ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of note payable                                   $     371      $     196
  Current portion of capital lease obligations                          1,080          1,545
  Accounts payable                                                      4,488          7,079
  Compensation related accruals                                           705          1,534
  Other accrued liabilities                                             1,238          2,008
                                                                    ------------------------
        Total current liabilities                                       7,882         12,362

CONVERTIBLE NOTES                                                      13,554          3,052

NOTE PAYABLE, net of current portion                                      196             --

CAPITAL LEASE OBLIGATIONS, net of current portion                       1,307          1,292
                                                                    ------------------------
        Total liabilities                                              22,939         16,706
                                                                    ------------------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $0.005 par value; aggregate
    liquidation preference of $34,219 as of March 31, 1999;
    16,500,000 and no shares authorized in 1999 and 2000,
    respectively; 13,907,399 and no issued and outstanding in
    1999 and 2000, respectively                                            69             --
  Common stock, $0.005 par value; 40,000,000 shares authorized;
    5,589,729 and 26,841,844 shares issued and outstanding in
    1999 and 2000, respectively                                            28            134
  Additional paid-in capital                                           37,081        127,251
  Deferred compensation                                                (2,425)        (1,140)
  Accumulated deficit                                                 (29,094)       (39,455)
                                                                    ------------------------

        Total stockholders' equity                                      5,659         86,790
                                                                    ------------------------
                                                                    $  28,598      $ 103,496
                                                                    ========================

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                             GADZOOX NETWORKS, INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     Years Ended March 31,
                                              ------------------------------------
                                                1998          1999          2000
                                              ------------------------------------
NET REVENUES                                  $  9,811      $ 24,821      $ 47,931

COST OF REVENUES                                 7,898        18,638        26,128
                                              ------------------------------------

        Gross margin                             1,913         6,183        21,803
                                              ------------------------------------

OPERATING EXPENSES:
  Research and development                       7,178        13,928        18,223
  Sales and marketing                            2,974         5,765        11,638
  General and administrative                     1,774         1,649         4,285
  Amortization of deferred compensation             --           547         1,285
                                              ------------------------------------

        Total operating expenses                11,926        21,889        35,431
                                              ------------------------------------

LOSS FROM OPERATIONS                           (10,013)      (15,706)      (13,628)
                                              ------------------------------------

OTHER INCOME (EXPENSE), net:

  Interest income                                  524           489         4,002
  Interest and other expense                      (151)         (715)         (735)
                                              ------------------------------------
        Total other income (expense), net          373          (226)        3,267
                                              ------------------------------------

NET LOSS                                      $ (9,640)     $(15,932)     $(10,361)
                                              ====================================

BASIC NET LOSS PER SHARE                      $  (2.41)     $  (3.33)     $  (0.53)
                                              ====================================

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC NET LOSS PER SHARE                       3,995         4,789        19,731
                                              ====================================

PRO FORMA BASIC NET LOSS PER SHARE
(unaudited)                                   $  (0.59)     $  (0.91)     $  (0.43)
                                              ====================================

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  PRO FORMA BASIC NET LOSS PER SHARE
  (unaudited)                                   16,223        17,594        23,960
                                              ====================================


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                             GADZOOX NETWORKS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                        Convertible
                                       Preferred Stock       Common Stock      Additional                                Total
                                    -----------------------------------------   Paid-In      Deferred    Accumulated  Stockholders'
                                      Shares     Amount    Shares      Amount   Capital    Compensation    Deficit       Equity
                                    -----------  ------  -----------   ------  ----------  ------------  -----------  -------------
BALANCE AT MARCH 31, 1997            10,135,588   $ 50     4,988,650   $   25     11,267     $     --      $ (3,522)    $  7,820

  Issuance of common stock
    for cash                                 --     --       146,000        1         51           --            --           52
  Repurchase of common stock
    for cash                                 --     --       (56,322)      --         (1)          --            --           (1)
  Issuance of preferred stock
    for cash, net                     2,092,234     10            --       --      9,928           --            --        9,938
  Net loss                                   --     --            --       --         --           --        (9,640)      (9,640)
                                    -----------   ----   -----------   ------  ---------     --------      --------     --------

BALANCE AT MARCH 31, 1998            12,227,822     60     5,078,328       26     21,245           --       (13,162)       8,169

  Issuance of common stock
    for cash                                 --     --       511,401        2        128           --            --          130
  Deferred compensation                      --     --            --       --      2,972       (2,972)           --           --
  Amortization of deferred
    compensation                             --     --            --       --         --          547            --          547
  Issuance of preferred stock
    for cash, net                     1,436,883      8            --       --     10,881           --            --       10,889
  Issuance of preferred upon
    partial conversion of notes         242,694      1                             1,855                                   1,856
  Net loss                                   --     --            --       --         --           --       (15,932)     (15,932)
                                    -----------   ----   -----------   ------  ---------     --------      --------     --------

BALANCE AT MARCH 31, 1999            13,907,399     69     5,589,729       28     37,081       (2,425)      (29,094)       5,659

  Issuance of common stock
    for cash                                 --     --     5,835,439       30     78,574           --            --       78,603
  Amortization of deferred
    compensation                             --     --            --       --         --        1,285            --        1,285
  Issuance of common stock
    for ESPP                                 --     --        38,879       --        693           --            --          693
  Conversion of warrant to
    common stock                             --     --        44,370       --         --           --            --           --
  Conversion of note payable
    to common stock                          --     --     1,426,028        7     10,903           --            --       10,910
  Conversion of preferred
    stock to common stock           (13,907,399)   (69)   13,907,399       69         --                         --           --
  Net loss                                   --     --            --       --         --           --       (10,361)     (10,361)
                                    -----------   ----   -----------   ------  ---------     --------      --------     --------

BALANCE AT MARCH 31, 2000                    --   $ --    26,841,844   $  134  $ 127,251     $ (1,140)     $(39,455)    $ 86,790
                                    ===========   ====   ===========   ======  =========     ========      ========     ========

           The accompanying notes to financial statements are an integral part of these financial statements.

                             GADZOOX NETWORKS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               Years Ended March 31,
                                                                          1998          1999          2000
                                                                        ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (9,640)     $(15,932)     $(10,361)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                          730         1,739         2,599
      Amortization of deferred compensation                                  547         1,285
      Allowance for doubtful accounts                                         15            85           450
      Accrued but unpaid interest                                             --           460           462
      Loss on disposal of fixed assets                                        --           181            --
      Changes in current assets and liabilities:
        Accounts receivable                                               (3,093)       (2,642)       (8,600)
        Inventories                                                       (3,036)       (1,843)       (1,359)
        Prepaid expenses and other assets                                   (239)         (250)       (2,201)
        Accounts payable and accrued liabilities                           3,490         1,939         4,136
                                                                        ------------------------------------
         Net cash used in operating activities                           (11,773)      (15,716)      (13,589)
                                                                        ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     (1,405)       (1,598)       (2,771)
  Proceeds from sale of available-for-sale securities                      6,920            --            --
  Purchase of available-for-sale securities                                   --            --       (30,619)
                                                                        ------------------------------------
         Net cash provided by (used in) investing activities               5,515        (1,598)      (33,390)
                                                                        ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible notes                                             --        15,000            --
  Proceeds from notes payable                                              1,082            --            --
  Repayment of note payable                                                 (170)         (345)         (371)
  Repayment of capital lease obligations                                    (166)         (782)       (1,318)
  Proceeds from issuance of common stock                                      52           130         1,801
  Proceeds from issuance of common stock in initial public offering           --            --        84,525
  Offering costs related to the issuance of common stock                      --            --        (7,030)
  Repurchase of common stock                                                  (1)           --            --
  Proceeds from issuance of preferred stock, net                           9,938        10,889            --
                                                                        ------------------------------------
         Net cash provided by financing activities                        10,735        24,892        77,607
                                                                        ------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  4,477         7,578        30,628

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               147         4,624        12,202
                                                                        ------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  4,624      $ 12,202       $42,830
                                                                        ====================================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                              $     54      $    240       $   274
                                                                        ====================================
    Property and equipment acquired under capital lease obligations     $  1,532      $  1,750       $ 1,770
                                                                        ====================================
    Conversion of preferred stock into common stock                           --            --       $34,129
                                                                        ====================================
    Conversion of convertible notes to common stock                           --      $  1,857       $10,910
                                                                        ====================================


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                             GADZOOX NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.      Background

        Gadzoox Networks, Inc. ("Gadzoox" or the "Company"), formerly Gadzoox Microsystems, Inc., was incorporated in the state of California on April 2, 1992 and was reincorporated in Delaware on January 6, 1998 (see Note 2). The Company is a provider of products for SANs. The Company's SAN products are designed to leverage the capabilities of fibre channel technology to enable companies to better manage the growth in mission-critical data by overcoming the limitations of traditional captive storage architecture and creating a foundation for data centralization.

        The Company is subject to a number of risks associated with companies in a similar stage of development, including dependency on key employees for technology, reliance on a limited number of key suppliers, reliance on a limited number of key OEM and distribution channel customers, volatility of the storage industry, potential competition from larger, more established companies, the ability to penetrate the market with new products, the ability to sell its products through OEM and distribution channels and the ability to obtain adequate financing to support its growth.

2.      Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Gadzoox considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company's short-term investments, all of which are classified as available-for-sale, are managed by a single financial institution. At March 31, 2000, the fair value of these short-term investments approximated amortized cost and primarily mature within the next 12 months. Unrealized and realized gains and losses have been insignificant for all periods presented. The following table details the Company's short-term investments, in thousands, at March 31, 2000:

        U.S.  Government Agencies                    $28,243
        Corporate bonds and notes                     42,577
        Money market funds and available cash          2,629
        ----------------------------------------------------
                                                     $73,449
                                                     =======

Concentration of Credit Risk

    Financial instruments that potentially subject Gadzoox to concentrations of credit risk consist principally of bank deposits and trade accounts receivable. The Company places its cash and cash equivalents in checking and money market accounts in high credit quality financial institutions. The Company's trade accounts receivable are derived primarily from sales to OEMs and distributors located primarily in the U.S. who are generally large, well established companies. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

        At March 31, 1999 and 2000, approximately 76% and 56%, respectively, of accounts receivable were concentrated with four and three customers, respectively as follows:

                                    1999                 2000
                                    -------------------------
        Customer A                   44%                  23%
        Customer B*                  32%                  --%
        Customer C                   --%                  --%
        Customer D                   --%                  21%
        Customer E                   --%                  12%

* Data for Customer B reflects the combined accounts receivable for two customers who have merged.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Property and Equipment

        Property and equipment are stated at cost and depreciation and amortization are provided using the straight-line method based upon the estimated useful lives of the related assets. Useful lives range from three to five years, or over the applicable lease term.

        The components of property and equipment at March 31, 1999 and 2000 are as follows (in thousands):

                                                        1999          2000
                                                      ----------------------
        Computer and laboratory equipment             $  4,161      $  6,419
        Software                                         1,678         2,308
        Furniture and equipment                            809         1,540
        Leasehold improvements                             393           554
        Construction in progress                            80           841
                                                      --------      --------
                                                         7,121        11,662
        Accumulated depreciation and amortization       (2,568)       (5,167)
                                                      --------      --------
        Property and equipment, net                   $  4,553      $  6,495
                                                      ========      ========

        Depreciation and amortization expense of $1,739,000 and $2,599,000 was recognized during the fiscal years ended March 31, 1999 and 2000, respectively. Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $3,370,000 and $5,111,000, as of March 31, 1999 and 2000, respectively. Related accumulated amortization of these leased assets was approximately $1,043,000 and $2,441,000 as of March 31, 1999 and 2000, respectively.

        During fiscal 1999, Gadzoox moved to new headquarter facilities and has sublet its previous facilities. The sublease income approximates the lease expense related to the previous facility. At the time of the move, the Company disposed of $271,000 of leasehold improvements and $90,000 of accumulated amortization related to improvements made to the prior facility.

Revenue Recognition

        We record product net revenues upon shipment and provide an allowance for product returns based on management's estimates. Allowances for estimated sales returns are provided at the time of revenue recognition.

Warranty

        Gadzoox warrants its products against defects in materials and workmanship for one to three year periods. The estimated cost of warranty obligations is recognized at the time of revenue recognition.

Stock-Based Compensation

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), in October 1995. This standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to employ the valuation method provided in APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. Gadzoox has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25, and accordingly, it has included the pro forma disclosures required under SFAS No. 123 in Note 9.

Software Development Costs

        Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established, in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." To date, Gadzoox' software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.

Basic Net Loss Per Share and Pro Forma Basic Net Loss Per Share

        Historical net loss per share has been calculated under SFAS No. 128, "Earnings Per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of the convertible debenture, preferred stock, stock options, and warrants are antidilutive. The total number of shares excluded from diluted loss per share relating to these securities was 16,481,009, 20,256,699 and ------ for fiscal 1998, 1999 and 2000, respectively.

        Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if they had been outstanding for all periods presented. To date, Gadzoox has not had any issuances or grants for nominal consideration.

        Pro forma basic net loss per share has been calculated assuming the conversion of preferred stock into an equivalent number of common shares, as if the shares had converted on the dates of their issuance.

        The following table presents the calculation of basic and pro forma basic net loss per common share (in thousands, except per share data):

                                                          Year Ended March 31,
                                                 ---------------------------------------
                                                   1998          1999           2000
                                                   ----          ----           ----

     Net Loss                                    $(9,640)      $(15,932)     $(10,361)
                                                 =======       ========      ========
     Basic:
     Weighted average shares of common stock
       outstanding                                 4,980          5,374        19,930
     Less: Weighted average shares subject to
            repurchase                              (985)          (585)         (199)
                                                 ------------------------------------
     Weighted average shares used in computing
     basic net loss per common share               3,995          4,789        19,731
                                                 =======       ========      ========
     Basic net loss per common share             $ (2.41)      $  (3.33)     $  (0.53)
                                                 =======       ========      ========
     Pro forma:
     Net Loss                                    $(9,640)      $(15,932)     $(10,361)
                                                 =======       ========      ========
     Shares used above                             3,995          4,789        19,731
     Pro forma adjustment to reflect weighted
     effect of assumed conversion of
     convertible preferred stock (unaudited)      12,228         12,805         4,229
                                                  ------         ------        ------
     Weighted average shares used in
     computing pro forma basic net loss per
     common share (unaudited)                     16,223         17,594        23,960
                                                  ======         ======        ======

     Pro forma basic net loss per common
     share (unaudited)                            $(0.59)        $(0.91)       $(0.43)
                                                  ======         ======        ======

New Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations. We adopted SFAS No. 133 effective January 1, 1999.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the first quarter of fiscal 2001. We do not expect to adoption of SAB 101 to have a material effect on our financial position, results of operations or cash flows.

        In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations.

3.      Sales to Significant Customers and Export Sales

        During the years ended March 31, 1998, 1999 and 2000, the following customers individually accounted for more than 10% of net revenues:

                              1998          1999          2000
                              ----          ----          ----
        Customer A             58%           42%           33%
        Customer B             --            15%           17%
        Customer C             11%           10%           12%
        Customer D             --            --            10%

        Sales to Europe and Japan represented approximately 17% and 19% and 3% and 10%, respectively, of net revenues for fiscal 1999 and 2000. In years prior to fiscal 1999, export sales were less than 10% of net revenues.

4.      Inventories

Inventories consist of the following at March 31, 1998 and 1999 (in thousands):

                                     1999               2000
                                     ----               ----
        Raw Materials               $2,565             $3,582
        Work-in-process                210                 58
        Finished goods               2,531              3,025
                                    ------             ------
                                    $5,306             $6,665
                                    ======             ======

5.      Commitments and Contingencies

        During fiscal 1999 and 2000, Gadzoox acquired certain equipment under capital leases. Additionally, the Company leases three facilities under non-cancelable operating leases which expire January 2002 and, November 2005. Future minimum lease payments under all capital and operating lease agreements as of March 31, 2000 are as follows (in thousands):

                                                       Capital     Operating
                                                       Leases       Leases
                                                       -------     ---------
        2001                                           $1,698       $1,612
        2002                                              988        1,667
        2003                                              375        1,663
        2004                                               --        1,546
        2005                                               --        1,597
        Thereafter                                         --          886
                                                       ------       ------
                                                        3,061       $8,971
                                                                    ======

        Less amounts representing interest
          (Weighted average interest rate of 7.50%)       224
                                                       ------

        Present value of minimum lease payments         2,837
        Less: current portion                           1,545
                                                       ------

        Non-current portion                            $1,292
                                                       ======

        Rent expense under non-cancelable operating lease agreements for the fiscal years ended March 31, 1998, 1999 and 2000 was approximately $382,000, $781,000 and $1,093,000, respectively.

Legal Proceedings

        From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. In May 1999, a former employee filed a complaint against the Company. The parties have voluntarily agreed to participate in a mediation session that we expect to occur within the next 60 days. If mediation is unsuccessful, discovery will commence and we intend to defend against the charges. Management believes the resolution of this claim will not have a material adverse effect on the Company's financial condition or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm Gadzoox' business, financial condition and results of operations.

6.      Convertible Notes

        On September 18, 1998, Gadzoox entered into a $15,000,000 note purchase agreement (the "Agreement") with Seagate Technology, Inc. ("Seagate"). The Agreement provides that Seagate purchase up to $15,000,000 of convertible subordinated promissory notes (the "Convertible Notes"), bearing simple interest on the unpaid principal balance at a rate equal to 5.75% per annum with principal and interest maturing on September 18, 2001. As further outlined and defined in the Agreement, upon the earlier to occur of (i) equity financings in which the Company receives at least $5,999,000, (ii) the Company's initial public offering, (iii) a change of control of the Company, or (iv) the maturity date of the Convertible Note, at the sole option of the Company, any portion or all of the then outstanding balance of principal and interest on the Convertible Note will convert into shares of Series G preferred stock at a price of $7.65 per share. Accrued interest is converted prior to any principal owing under the Convertible Note. In the event of a default, as defined in the agreement, Seagate may declare all outstanding interest and principal immediately due and payable in cash. Gadzoox may, upon thirty (30) days written notice to Seagate, prepay the Convertible Note in whole or in part.

        In October 1998, the Company converted approximately $1,856,000 of principal and accrued interest into 242,694 shares of Series G preferred stock.

    In July 1999, in connection with the closing of Gadzoox' initial public offering, Gadzoox converted approximately $9,617,000 of outstanding principal and interest into 1,257,074 shares of common stock.

    In March 2000, Gadzoox converted approximately $1,292,000 of principal and accrued interest into 168,954 shares of common stock.

    At March 31, 2000, there was approximately $3,052,000 of unpaid principal and interest outstanding under the Convertible Note which, if converted, would have converted into 398,999 shares of common stock.

7.      Note Payable

        In August 1997, in connection with lease financing (see Note 5), the Company entered into a loan agreement (the "Note") with a lessor to provide financing for equipment previously purchased. The face amount of the Note was for $1,082,000. The repayment period is 36 months with monthly payments of principal and interest in the amount of approximately $33,000 with a final installment of approximately $162,000 due on September 1, 2000. The Note bears interest at approximately 9.0% and is secured by the equipment previously purchased. At March 31, 2000, the outstanding balance under the Note is $196,000, all of which matures in fiscal 2001.

8.      Revolving Credit Agreement

        In January 1998, Gadzoox entered into a revolving credit agreement (the "Line") with a bank, which provided for maximum borrowings in an amount up to the lower of 70% of eligible accounts receivable or $5,000,000. On March 15, 1999, the Company renewed the Line providing for maximum borrowings in an amount up to the lower of 70% of eligible accounts receivable or $5,000,000. During fiscal 1999 and 2000, there were no borrowings outstanding under the line. Gadzoox did not renew its revolving credit agreement in January 2000.

9.      Common Stock

At March 31, 2000, shares of common stock were reserved for future issuances as follows:

        1993 Stock Plan:
               Outstanding options and rights               3,938,363
               Reserved for future grants                      26,848
        Director Stock Option Plan:
               Outstanding Options                             20,520
               Reserved for future grants                      25,000
        Employee Stock Purchase Plan                          111,121
        Conversion of Convertible Notes                       398,999
                                                            ---------
                                                            4,520,851
                                                            =========


Stock Option Plan

        In May 1999, the Board of Directors approved and adopted an Amended and Restated 1993 Stock Option Plan (the "Plan"). The Plan was approved by the stockholders on June 19, 1999 and was effective upon the closing of Gadzoox' initial public offering on July 19, 1999. Under the Plan, the number of shares authorized for issuance is increased to 8,180,000. The number of shares reserved for issuance under the Plan is subject to an annual increase to be added on the first day of Gadzoox' fiscal year, beginning in 2000, and equal to the lesser of
(a) 1,500,000 shares, (b) 5% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. During fiscal 2000, the Board of Directors allocated an additional 500,000 shares to the Amended Plan. In April 2000, 1,342,092 shares were automatically added to Amended Plan.

        Under the 1993 Plan, Gadzoox may grant incentive stock options to employees, nonstatutory stock options to employees, consultants and nonemployee directors of the Company. All incentive and nonstatutory stock option grants must be at prices of at least 100% and 85%, respectively, of the fair value of the stock on the date of grant, as determined by the Board of Directors.

        The options are exercisable as determined by the Board of Directors. Generally, stock options vest ratably over a four-year period except for options granted to new employees which vest 25% on the first anniversary of the grant date and vest ratably over the remaining three years. The options expire upon the earlier of ten years from the date of grant or thirty days following termination of employment. Stock purchase rights granted under the Plan must be exercised within ninety days from the date of grant. Shares purchased pursuant to the grant of a stock purchase right shall be subject to repurchase, and the repurchase option shall lapse at a minimum rate of 20% per year.

A summary of transactions under the Plan is as follows:

                                                              Outstanding Options
                                                                 and Rights
                                                          ----------------------------
                                         Shares                           Weighted-
                                       Available           Number          Average
                                       For Grant          of Shares     Exercise Price
                                       ----------         ---------     --------------
Balance at March 31, 1997                 959,080         2,746,870        $00.128

   Authorized                           1,028,800
   Granted                             (1,664,450)        1,664,450        $00.877
   Cancelled                               77,875           (77,875)       $00.098
   Exercised                                   --          (108,500)       $00.091
   Restricted shares repurchased           56,322

Balance at March 31, 1998                 457,627         4,224,945        $00.423

   Authorized                           1,100,000
   Granted                             (1,119,400)        1,119,400        $ 2.759
   Cancelled                              303,251          (303,251)       $ 1.270
   Exercised                                   --          (511,402)       $00.235
                                       ----------         ---------        -------
Balance at March 31, 1999                 741,478         4,529,692        $00.969
                                       ----------         ---------

   Authorized                             500,000
   Granted                             (1,378,050)        1,378,050        $29.280
   Cancelled                              163,420          (163,420)       $11.048
   Exercised                                   --        (1,805,959)       $00.603
                                       ----------        ----------        -------
Balance at March 31, 2000                  26,848         3,938,363        $10.864
                                       ==========         =========

        The following table summarizes the stock options outstanding and exercisable at March 31, 2000:

                       Options Outstanding              Options Exercisable
                       -------------------              -------------------
                               Weighted-
                                Average    Weighted-                   Weighted-
Range of                       Remaining    Average                     Average
Exercise                      Contractual   Exercise                   Exercise
Price               Number        Life       Price       Number          Price
-----               ------    -----------  ---------     ------        ---------
                               (In years)
$ 0.075             429,666        5.9     $ 0.075       418,749       $ 0.075
$ 0.083              91,667        6.1     $ 0.083        91,667       $ 0.083
$ 0.18              286,926        6.8     $ 0.180       178,697       $ 0.180
$ 0.27              427,874        7.0     $ 0.270       241,999       $ 0.270
$ 0.72              259,865        7.5     $ 0.720        87,120       $ 0.720
$ 1.20               92,687        7.7     $ 1.200        21,816       $ 1.200
$ 2.00              417,737        8.1     $ 2.000       132,051       $ 2.000
$ 3.10              600,623        8.6     $ 3.100       142,414       $ 3.100
$ 9.00              398,482        9.1     $ 9.000        60,983       $ 9.000
$18.00               74,186        9.3     $18.00          4,182       $18.00
$42.00              454,400        9.8     $42.00          2,149       $42.00
$43.06              224,250       10.0     $43.06             --       $ 0.000
$60.75              180,000        9.6     $60.75         12,810       $60.75
                    -------                            ---------
$0.075-$60.75     3,938,363                $10.864     1,394,637       $1.738
                  =========                            =========

        At March 31, 2000, 25,000 shares previously issued upon exercise stock purchase rights were subject to repurchase at a weighted-average price of $0.075.

Valuation of Stock Options

        The Company applies the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock-based compensation plans (See Note 2). Had compensation costs for the Company's stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS 125, the Company's net loss and net loss per share would have been adjusted to the pro forma amount indicated below:

                                                                   Year Ended March 31,
                                                                   --------------------
(in thousands except loss per share)                         1998          1999          2000
                                                             ----          ----          ----
Net loss:
  As reported                                               $(9,640)     $(15,932)     $(10,361)
  Pro forma                                                 $(9,741)     $(16,129)     $(14,219)
Basic net loss per share:
  As reported                                               $ (2.41)     $ (3.33)      $(0.53)
  Pro forma                                                 $ (2.44)     $ (3.37)      $(0.72)
Pro forma basic net loss per share:
  As reported                                               $ (0.59)     $ (0.91)      $(0.43)
  Pro forma                                                 $ (0.60)     $ (0.92)      $(0.59)

        Basic net loss per share was computed as described in Note 2.

        The fair value of each stock option grant on the date of grant and the fair value of the shares granted under the Purchase Plan were estimated using the Black-Scholes option pricing model with the following average assumptions:

                                                  Year Ended March 31,
                                                  --------------------
                                          1998            1999           2000
                                          ----            ----           ----
Volatility                                0.01%           0.01%          214.5%
Risk-free interest rate               5.36% - 6.73%   4.56% - 6.73%   5.27% - 6.66%
Dividend yield                             --              --               --
Expected lives                            4.0             4.0              4.18
Weighted average fair value              $0.22           $0.49           $10.63

        The pro forma effect on net income for 1998, 1999 and 2000 are not representative of the pro forma effect on net income in future years for the following reasons: (i) the number of future shares to be issued under these plans is unknown, and (ii) the assumptions do not take into consideration pro forma compensation expense related to grants made prior to January 1, 1995.

1999 Employee Stock Purchase Plan

        In May 1999, the Board of Directors approved the adoption of Gadzoox' 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan was approved by the stockholders on June 19, 1999. A total of 150,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. The number of shares reserved for issuance under the Stock Purchase Plan is subject to an annual increase to be added on the first day of Gadzoox' fiscal year, beginning in 2000, equal to the lesser of (a) 250,000 shares, (b) 1% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. The Stock Purchase Plan allows eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock. As of March 31, 2000, 38,879 shares were purchased from the Stock Purchase Plan. Accordingly, in April 2000 an additional 250,000 shares were added to the Stock Purchase Plan.

1999 Director Stock Option Plan

        In May 1999, the Board of Directors approved the adoption of the 1999 Director Stock Option Plan (the "Director Plan"). The Director Plan was approved by the stockholders on June 19, 1999. The Director Plan provides for the automatic grant of an option to purchase 5,000 shares of common stock to each non-employee director on the later of the date of adoption of the Director Plan or the date on which such person first becomes a director (the "Initial Grant"). After the Initial Grant, the non-employee director will receive an automatic annual grant of 2,500 shares of common stock. All shares granted under the Director Plan are 100% vested at the grant date and expire upon the earlier of three years after the date of grant, or the resignation of the director from the Board of Directors. During fiscal 2000, a total of 50,000 shares of common stock were reserved for issuance under the Director Plan. The number of shares reserved for issuance under the Director Plan is subject to annual increases on the first day of Gadzoox' fiscal year, beginning in 2000, sufficient to bring the number of shares available for future issuance to 50,000 shares. Accordingly, in April 2000, an additional 50,000 shares were allocated to the Director Plan. As of March 31, 2000, options to acquire 20,520 shares of common stock were outstanding under the Director Plan.

Deferred Compensation

        In connection with the grant of certain stock options to employees during fiscal 1999, Gadzoox recorded deferred compensation within stockholders' equity of approximately $3.0 million, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. The Company recorded amortization of deferred compensation of $547,000 and $1,285,000 during fiscal 1999 and 2000, respectively. At March 31, 2000, the remaining deferred compensation of approximately $1,140,000 will be amortized as follows: $670,000 for fiscal 2001, $350,000 for fiscal 2002 and $120,000 for fiscal 2003, respectively. The amortization expense relates to options awarded to employees in all operating expense categories. The amortization of deferred compensation has not been separately allocated to these categories. The amount of deferred compensation expense to be recorded in future periods could decrease if forfeiture for any accrued but unvested compensation arises from the early termination of an option holder's service.

12.     Related Party Transactions

        In January 1998, a Gadzoox executive entered into a loan agreement (the "Loan") and borrowed approximately $300,000 from seven individuals who are employed by a key supplier (the "Lenders"). The Loan is collateralized by stock held by the Gadzoox executive. Additionally, the Gadzoox executive has issued to the Lenders options to purchase additional shares of the executive's Gadzoox stock (the "Private Options"). The Private Options were exercised by the Lenders in July 2000.

13.     Income Taxes

        Due to the Company's loss position, there was no provision for income taxes for the years ended March 31, 1998, 1999 and 2000.

        The components of the net deferred tax asset at March 31, 2000 were as follows (in thousands):

                                                 1998          1999          2000
                                               ------------------------------------
        Net operating loss carryforwards       $  4,258      $  9,628      $ 13,207
        Cumulative book to tax differences          964         1,751         3,135
        Tax credit carryforwards                    649         1,503         2,994
                                               --------      --------      --------
                                                  5,871        12,882        19,336
        Valuation allowance                      (5,871)      (12,882)      (19,336)
                                               --------      --------      --------
                                               $     --     $      --      $     --
                                               ========      ========      ========

        A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the variability of operating results.

        As of March 31, 2000, Gadzoox had net cumulative operating loss carryforwards for Federal and State income tax reporting purposes of approximately $37,735,000 and $3,980,000, respectively. The Company also had Federal and state research and development tax credit carryforwards of approximately $1,572,000 and $1,422,000, respectively. The net cumulative operating loss and credit carryforwards will expire at various dates beginning in the years 2000 through 2015, if not utilized. Utilization of net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

14.     Subsequent Events

Acquisition of SmartSAN

        On April 5, 2000, the Company merged with SmartSAN Systems, Inc., a California corporation ("SmartSAN"). The Company acquired SmartSAN by issuing 221,745 shares of the Company's common stock in exchange for 100% of the outstanding stock of SmartSAN and has agreed to issue 108,674 additional shares pursuant to the exercise of SmartSAN stock options outstanding at the time of the acquisition. This merger will be accounted for using the pooling of interests method of accounting. For fiscal 1998, SmartSAN's operations were immaterial and through March 31, 2000, SmartSAN had no revenues. On an unaudited pro forma basis, as if the transaction had been completed at the beginning of each of the respective fiscal years, the Company's pro forma net loss and net loss per share would have been approximately $16.4 million and $0.92 per share for fiscal 1999 and $12.5 million and $0.51 per share for fiscal 2000.

New Facilities

        In May 2000, Gadzoox entered into a facility lease agreement with its current facility lessor to lease an additional 73,000 square feet in a building to be erected next to its current headquarter facilities. The triple-net lease expires November 30, 2005 and provides for an initial monthly square foot rental rate of $2.00. In addition, the Board of Directors authorized the issuance of warrants to the lessor to purchase 50,000 shares of stock at $26.375 per share.

        In June 2000, Gadzoox entered into an eighteen-month facility lease of approximately 7,800 square feet in a neighboring facility. The monthly full service lease provides for a square foot rental of $3.75.

Equity Investment in Strategic Partner

        In May 2000, Gadzoox purchased 49,164 shares of Series C Preferred Stock of a privately held strategic partner at $20.34 per share for a total of approximately $1,000,000.

                                   SCHEDULE II

GADZOOX NETWORKS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                     BALANCE AT   CHARGED TO                BALANCE AT
                                                     BEGINNING    COSTS AND                 END
DESCRIPTION                                          OF PERIOD    EXPENSES     DEDUCTIONS   OF PERIOD
                                                     --------     --------     -------      --------
Year ended March 31, 1998
     Allowance for returns and doubtful accounts     $ 50,000     $ 15,000     $    --      $ 65,000
Year ended March 31, 1999
     Allowance for returns and doubtful accounts     $ 65,000     $ 88,535     $ 3,535      $150,000
Year ended March 31, 2000
     Allowance for returns and doubtful accounts     $150,000     $463,667     $13,667      $600,000

                                 EXHIBIT INDEX

NUMBER         DESCRIPTION OF DOCUMENT
3.1*           Amended and Restated Certificate of Incorporation.
3.2*           Amended and Restated Bylaws.
4.1*           Specimen Common Stock Certificate.
10.1*          Form of Indemnification Agreement between Gadzoox and each of its directors and officers.
10.2*          Amended and Restated 1993 Stock Plan and form of agreements thereunder.
10.3*          1999 Employee Stock Purchase Plan and form of agreements
               thereunder.
10.4*          1999 Director Option Plan and form of agreement thereunder.
10.5*          Agreement for electronic manufacturing services between Gadzoox and Sanmina Corporation dated December 29, 1998.
10.6*          Convertible Subordinated Promissory Note, dated October 12, 1998, made by Gadzoox and payable to Seagate Technology, Inc.
10.7*          Change of Control Agreement between Gadzoox and K. William
               Sickler, as amended.
10.8*          Change of Control Agreement between Gadzoox and Kent Bridges.
10.9*          Restricted Stock Purchase Agreement between Gadzoox and
               K. William Sickler.
10.10*         Compaq Computer Corporation Purchase Agreement -- JIT Program,
               entered into as of June 13, 1997, by Compaq Computer Corporation and Gadzoox.
10.11*         First Amended and Restated Registration and Information Rights
               Agreement, dated as of October 12, 1998.
10.12*         Warrant to purchase shares of Series F Preferred Stock of the
               Gadzoox issued to Comdisco, Inc.
10.13*         Warrant to purchase shares of Series G Preferred Stock of Gadzoox issued to Comdisco, Inc.
10.14*         First Amended and Restated Series F, G and H Preferred
               Stockholders' Agreement, dated as of October 12, 1998
10.15**        Agreement and Plan of Reorganization between Gadzoox, Gadzoox
               Acquisition Corporation and SmartSAN Systems, Inc. dated as of
               March 2, 2000.
10.16          Lease Amendment #2 between Gadzoox and Mission West Properties,
               L.P. II dated as of April 21, 2000
10.17          Lease Agreement and Lease Amendment #1 between Gadzoox Networks,
               Inc. and Mission West Properties, L.P. II dated August 13, 1998 and December 30, 1998, respectively.
23.1           Consent of Arthur Andersen LLP, Independent Accountants.
24.1           Power of Attorney (See signature page).
27.1           Financial Data Schedules.


 * Incorporated by reference from Gadzoox' Registration Statement on Form S-1 (Reg. No. 333-78029), as amended.

** Incorporated by reference from Gadzoox' Current Report on Form 8-K filed on March 16, 2000.