Form 10-K405/A
period 2000-03-31
GADZOOX NETWORKS INC
filed 2000-07-31
CIK 1084722

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO


                        COMMISSION FILE NUMBER: 000-26541
                             GADZOOX NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                               -------------------

               DELAWARE                                 77-0308899
   (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)


                               5850 HELLYER AVENUE
                           SAN JOSE, CALIFORNIA 95138
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
                                 (408) 360-4950
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.005 PAR VALUE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [x] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $437,335,274 as of May 31, 2000, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on May 31, 2000 was 27,548,334 shares.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the Company's directors and nominees as of March 31, 2000:

                                                                                                                 DIRECTOR
                   NAME                             AGE                           POSITION                         SINCE
                   ----                             ---                           --------                       --------
Class I directors whose terms expire at
the 2000 Annual Meeting of Stockholders:

    K. William Sickler.........................     51       President, Chief Executive Officer and Director       1996

    Peter Morris(2)............................     54       Director                                              1996

    Denny R.S. Ko(2)...........................     60       Director                                              1994


Class II director whose term expires at
the 2001 annual meeting of stockholders:


    Dr. Milton Chang (1).......................     57       Director                                             1992


Class III directors whose terms expire at the 2002 annual meeting of stockholders:


    Stephen J. Luczo...........................     43       Director                                             1997

    Robert Kuhling (1).........................     51       Director                                             1996

----------------------

(1) Member of Compensation Committee.

(2) Member of Audit Committee.

        There is no family relationship between any director or executive officer of the Company.

        K. William Sickler has served as the Company's President, Chief Executive Officer and a director since April 1996. From March 1995 to April 1996, Mr. Sickler was executive director of software business development for Seagate Technology, Inc. ("Seagate"), a software developer and manufacturer of disk drives. From December 1992 to March 1995, he was president and chief executive officer of Networking Computing, Inc., a provider of network management software for local area networks. Mr. Sickler is a member of the board of directors of Savoir Technology Group, Inc., a distributor of computer, storage and networking equipment. Mr. Sickler holds a B.S. in engineering from Princeton University and an M.B.A. from the University of California, Berkeley.

        Peter Morris has served as a director of the Company since September 1996. Mr. Morris is a general partner at New Enterprise Associates, a venture capital firm, where he has been employed since 1992. Mr. Morris holds a B.S. in electrical engineering and an M.B.A. from Stanford University.

        Denny R.S. Ko has served as a director of the Company since December 1994. Dr. Ko has been managing general partner of DynaFund Ventures, a venture capital firm, since August 1997. Dr. Ko is also the chairman of the board of directors of Dynamics Technology, Inc., a technical research, engineering and consulting company, which he founded in 1976. Dr. Ko holds a B.S. in mechanical engineering from National Taiwan University, an M.S. in aeronautics from the University of California, Berkeley and a Ph.D. in aeronautics and applied mathematics from the California Institute of Technology.

        Milton Chang has served as a director of the Company since its inception in April 1992. Dr. Chang is the chairman of the board of directors of New Focus, Inc., a supplier of photonics tools for laser applications, which he founded in 1990. From 1996 to 1998, Dr. Chang served on the Visiting Committee for Advanced Technology of the National Institute of Standards and Technology.

Dr. Chang holds a B.S. in electrical engineering from the University of Illinois and an M.S. and Ph.D. in electrical engineering from the California Institute of Technology.

        Stephen J. Luczo has served as a director of the Company since June 1997. Mr. Luczo currently serves as chief executive officer, president and a director of Seagate. Mr. Luczo joined Seagate in October 1993 as senior vice president, corporate development, was promoted to executive vice president, corporate development in March 1995, and was promoted to president and chief operating officer in September 1997, in which capacity he served until August 1998. In July 1998, Mr. Luczo was promoted to the position of chief executive officer of Seagate and to the board of directors. Mr. Luczo also serves as a member of the board of directors of Veritas Software Corporation ("Veritas"). Prior to the merger of Veritas and Seagate, Mr. Luczo also served as chairman of the board of directors of Seagate Software. Prior to becoming Seagate Software's chairman in July 1997, Mr. Luczo served as Seagate Software's chief operating officer between March 1995 and July 1997. Mr. Luczo received a M.B.A. from Stanford University Graduate School of Business and an A.B. from Stanford University in economics and psychology.

        Robert Kuhling has served as a director of the Company since September 1996. Mr. Kuhling has been a general partner of venture capital funds managed by ONSET Ventures since 1987. He is a director of Accelerated Networks, a manufacturer of telecommunications equipment, and Euphonix, Inc., a digital sound integration company for professional recording studios, as well as several private companies. Mr. Kuhling holds an M.B.A. from Harvard University and an A.B. in economics from Hamilton College.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

        The following Summary Compensation Table sets forth certain information regarding the compensation of the Chief Executive Officer of the Company, the other four most highly compensated executive officers of the Company and the former Chief Technology Officer and the former Chief Strategic Officer of the Company (the "Named Executive Officers") for services rendered in all capacities to the Company in the fiscal years ended March 31, 1999 and March 31, 2000.

                                                                                                  LONG-TERM
                                                                                                 COMPENSATION
                                                                                                    AWARDS
                                                                                                 ------------
                                                                    ANNUAL COMPENSATION           SECURITIES
                                                  FISCAL       ---------------------------        UNDERLYING          ALL OTHER
          NAME AND PRINCIPAL POSITION              YEAR        SALARY($)          BONUS($)        OPTIONS(#)       COMPENSATION($)
          ---------------------------             -----        ---------          --------       ------------      ---------------
K. William Sickler(1).......................       2000        $215,000                --           125,000                --
      President and Chief Executive Officer        1999         198,750                --           100,000                --

Kent Bridges................................       2000         138,000           $63,030(2)         15,000                --
      Vice President of Worldwide Sales            1999         137,667            63,451(2)         20,000                --


Wayne Rickard...............................       2000         163,041                --            15,000                --
      Senior Vice President of Research and        1999         143,826                --            45,000                --
      Development

Christine Munson............................       2000         139,747             9,643            15,000                --
      Chief Financial Officer and V.P. of          1999         126,043                --            20,000                --
      Administration

William Hubbard.............................       2000         149,440                --            15,000                --
      Vice President of Manufacturing              1999         137,000                --            20,000                --

Alistair Black..............................       2000         117,360                --            15,000            38,617(3)
      Former Chief Technology Officer              1999         142,500                --            55,000                --

Howie Chin(4)...............................       2000          96,446            33,249(5)         15,000            33,978(6)
      Former Chief  Strategic Officer              1999         125,158                --            20,000                --

-------------------------------

(1) In April 1996, Mr. Sickler acquired 1,200,000 shares of restricted stock at $0.075 per share, subject to our right to repurchase such shares in the event of the termination of his employment. The Company's right to repurchase lapses at a rate of 25% of these shares per year. As of March 31, 2000, Mr. Sickler held 50,000 shares of restricted Common Stock subject to the Company's right of repurchase, with an aggregate value of $2,397,000 (based on a per share price of $47.94, the fair market value of the Company's Common Stock as of March 31, 2000.) No dividends will be paid on this stock.

(2) Represents sales commissions and bonus.

(3) In November 1999, Mr. Black resigned as Chief Technical Officer. The sum represented above is for consulting fees paid to Mr. Black for services rendered.

(4) In November 1995, Mr. Chin acquired 200,000 shares subject to the Company's right of repurchase in the event of his termination. The Company's right of repurchase lapses at a rate of 25% of these shares per year. As of March 31, 2000, Mr. Chin held no shares of restricted common stock subject to the Company's right of repurchase.

(5) In December 1999, Mr. Chin resigned as Chief Strategic Officer. The sum represented above is for severance paid to Mr. Chin.

(6) The sum represented above is for consulting fees paid to Mr. Chin for services rendered.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth certain information for each grant of options to purchase the Company's Common Stock during fiscal 2000 to each of the Named Executive Officers. Each of these options granted by the Company was granted under the 1993 Stock Option Plan, as amended (the "Plan"). Each option has a term of 10 years, subject to earlier termination in the event the optionee's services to the Company cease. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are mandated by the Securities and Exchange Commission and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of the Company's Common Stock.

                                                             INDIVIDUAL GRANTS                             POTENTIAL REALIZABLE
                                       -----------------------------------------------------------           VALUE AT ASSUMED
                                       NUMBER OF     PERCENT OF TOTAL                                     ANNUAL RATES OF STOCK
                                       SECURITIES    OPTIONS GRANTED      EXERCISE                       APPRECIATION FOR OPTION
                                       UNDERLYING    TO EMPLOYEES IN      PRICE PER                              TERM(5)
                                        OPTIONS           FISCAL            SHARE       EXPIRATION        ----------------------
                NAME                   GRANTED(1)        2000(2)        ($/SHARE)(3)      DATE(4)           5%             10%
                ----                   ----------    ---------------    ------------    ----------        -------      ---------
K. William Sickler................       125,000           10.2%          $  9.00         05/04/09        707,506      1,792,960

Kent Bridges(6)...................        15,000            1.2              9.00         05/04/09         84,901        215,155

Wayne Rickard.....................        15,000            1.2              9.00         05/04/09         84,901        215,155

                                          20,000            1.6             60.75         10/25/09        764,107      1,936,397

Christine Munson..................        15,000            1.2              9.00         05/04/09         84,901        215,155

William Hubbard...................        15,000            1.2              9.00         05/04/09         84,901        215,155

Alistair Black....................        15,000            1.2              9.00         05/04/09         84,901        215,155

Howie Chin........................        15,000            1.2              9.00         05/04/09         84,901        215,155

-------------------------------

(1) The options for each of the Named Executive Officers vest at the rate of 2.08% of the shares subject to the option per month, except for the option granted to Dr. Black. Dr. Black's option vests at the rate of 3.79% of the shares subject to the option per month. Under the Plan, the Board of Directors retains the discretion to modify the terms, including the price, of outstanding options.

(2) Based on an aggregate of 1,223,550 options granted to employees and consultants, including the Named Executive Officers, in fiscal 2000.

(3) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by reference to the closing price reported on the Nasdaq National Market on the date of grant, or as determined by the Board of Directors prior to the Company's securities being traded on the Nasdaq National Market. The Board of Directors based its determination on the Company's financial results and prospects, the share price derived for arms-length transactions and evaluations conducted by valuation experts.

(4) Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

(5) The potential realizable value is net of exercise price before taxes and calculated assuming that the fair market value of the Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option (ten years) and that the option is exercised and sold on the last day of its term for the appreciated stock price.

(6) Upon a change of control, 50% of the unvested portion of each stock option held by Mr. Bridges will automatically accelerate.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth information with respect to the Named Executive Officers concerning exercisable and unexercisable options held as of March 31, 2000.

                                                                                                        VALUE OF UNEXERCISED
                                                                      NUMBER OF SECURITIES                   IN-THE-MONEY
                                                                     UNDERLYING UNEXERCISED                   OPTIONS AT
                                  SHARES           VALUE            OPTIONS AT MARCH 31, 2000            MARCH 31, 2000(2)
                               ACQUIRED ON        REALIZED        -----------------------------     -----------------------------
            NAME               EXERCISE (#)        ($)(1)         EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
            ----               ------------      ---------        -----------     -------------     -----------     -------------
K. William Sickler.......              --               --          163,542         153,125          7,506,188        6,341,474
Kent Bridges(3)..........         130,000        4,540,000          156,042          88,958          7,405,146        4,104,742
Wayne Rickard............         100,000        2,255,000          244,584          81,416         11,499,093        2,605,762
Christine Munson.........          20,000          844,000          118,542          66,458          5,604,452        2,026,486
William Hubbard..........          32,309        5,426,995           18,625          83,333            837,683        3,804,718
Alistair Black...........         100,000        4,200,000          128,333          41,667          6,065,922        1,830,953
Howie Chin...............              --               --          135,209          45,791          6,412,576        2,041,341

-------------------------------

(1) Fair market value of the Company's Common Stock at the exercise date minus the per share exercise price.

(2) Based on a value of $47.9375 per share, the fair market value of the Company's Common Stock as of March 31, 2000, minus the per share exercise price.

(3) Upon a change of control, 50% of the unvested portion of each stock option held by Mr. Bridges will automatically accelerate. If a change of control had occurred on March 31, 2000, an additional 44,479 shares subject to options held by Mr. Bridges would have vested.

CHANGE OF CONTROL, SEVERANCE AND CONSULTING ARRANGEMENTS

        We have entered into a change of control agreement with Kent Bridges. In the event of a change of control (as defined in the agreement) and regardless of whether the employment relationship continues following the change of control, the vesting with respect to a portion of the outstanding stock options issued to Mr. Bridges will be accelerated and the Company's option to repurchase applicable to a portion of his restricted stock, if any, will lapse.

        Mr. Bridges' change of control agreement provides that one-half of the unvested portion of any stock option will be accelerated and the Company's repurchase option applicable to one-half of any stock subject to such repurchase option shall lapse upon a change of control. The balance of any unvested shares not accelerated will continue to vest over the original vesting schedule and the repurchase option, if any, applicable to any shares will continue to lapse over the original schedule.

        The change of control agreement provides that if the acceleration of vesting or lapse of any applicable repurchase option would cause the transaction resulting in the change of control to not be eligible for accounting treatment as a "pooling of interests," then the vesting of Mr. Bridges' stock options will not accelerate and any applicable repurchase option will not lapse on an accelerated basis.

        In November 1999, Alistair Black resigned as our Chief Technical Officer and we entered into a Consulting Agreement with Mr. Black for the period from November 25, 1999 through April 30, 2000. Under the terms of the Consulting Agreement, Mr. Black provided technical and strategic consulting services in exchange for consulting fees of approximately $14,353 per month.

        In December 1999, Howey Chin resigned as our Chief Strategic Officer and was paid severance of approximately $33,249. Additionally, we entered into a Consulting Agreement with Mr. Chin for the period from December 4, 1999 through April 30, 2000, pursuant to which Mr. Chin provided strategic marketing consulting services in exchange for consulting fees of approximately $11,931 per month.

DIRECTORS' COMPENSATION

        The Company's non-employee directors are reimbursed for expenses incurred in connection with attending Board and committee meetings but are not compensated for their services as Board or committee members. We have in the past granted non-employee directors options to purchase the Company's Common Stock pursuant to the terms of the Company's Amended and Restated 1993 Stock Plan. The Company also grants non-employee directors options to purchase the Company's Common Stock pursuant to the terms of the Company's 1999 Director Option Plan (the "Director Plan"). See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions - Executive Officer and Director Option Grants."

        The Director Plan provides for the automatic grant of 5,000 shares of Common Stock to each non-employee director on the date on which such person first becomes a non-employee director. Additionally, each non-employee director shall automatically be granted an option to purchase 2,500 shares of Common Stock each year on May 1, if on that date he or she has served on the Board for at least the preceding six months. Each option shall have a term of three years, and each option is immediately exercisable. The exercise price of all options shall be 100% of the fair market value per share of the Common Stock, as of the date of grant. The fair market value per share was determined by the Company's Board of Directors prior to the existence of a public market for Common Stock. Thereafter, the fair market value per share has been the price reported on the Nasdaq Stock Market's National Market as the closing price of Common Stock on the date of grant or on the last trading day prior to the date of grant, if the grant is made on a holiday.

        Options granted under the Director Plan must be exercised within three months after the end of an optionee's tenure as a member of the Board, or within 12 months after his or her death or disability, but in any case not later than the expiration of the option's term.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        The following is the report of the Compensation Committee with respect to the compensation paid to the Company's executive officers during fiscal 2000. Actual compensation earned during fiscal 2000 by the Named Executive Officers is shown in the Summary Compensation Table.

        Compensation Philosophy

        The Company operates in the extremely competitive and rapidly changing high technology industry. The Committee believes that the compensation programs for its executive officers should be designed to attract, motivate and retain talented executives responsible for the success of the Company and should be determined within a competitive framework and based on the achievement of designated business objectives, individual contribution, customer satisfaction and financial performance. Within this overall philosophy, the Committee's objectives are to:

- provide a competitive total compensation package that takes into consideration the compensation practices of companies with which the Company competes for executive talent; and

- align the financial interests of executive officers with those of stockholders by providing executives with an equity stake in the Company.

        Components of Executive Compensation

        The compensation program for the Company's executive officers consists of the following components:

        - base salary; and

        - long-term stock option incentives

        Base Salary

        The Compensation Committee reviewed and approved fiscal 2000 salaries for the Chief Executive Officer and other Named Executive Officers at the beginning of the fiscal year. Base salaries were established by the Committee based upon competitive compensation data, an executive's job responsibilities, level of experience, individual performance and contribution to the business. In making base salary decisions, the Committee exercised its discretion and judgment based upon these factors. No specific formula was applied to determine the weight of each factor. The Committee based its determination of Mr. Sickler's salary on both his individual performance and the salaries paid to chief executive officers of peer companies.

        Long- Term Stock Option Incentives

        The Compensation Committee provides the Company's executive officers with long-term incentive compensation through grants of options to purchase the Company's Common Stock. The goal of the long-term stock option incentive program is to align the interests of executive officers with those of the Company's stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. It is the belief of the Committee that stock options directly motivate an executive to maximize long-term stockholder value. The options also utilize vesting periods that encourage key executives to continue in employ of the Company. The Committee considers the grant of each option subjectively, reviewing factors such as the individual performance, the anticipated future contribution toward the attainment of the Company's long-term strategic performance goals and the number of unvested options held by each individual at the time of the new grant. On May 4, 1999, the Compensation Committee recommended, and the Board of Directors granted to Mr. Sickler options to purchase 125,000 shares of common stock at a purchase price of $9.00 per share and based their decision to grant such options on competitive compensation data, Mr. Sickler's job responsibilities, anticipated future contribution toward the attainment of the Company's strategic goals, the number of unvested options held at the time of the new grant and other factors. No specific formula was applied to determine the weight of each factor considered.

SECTION 162(m)

        The Company has considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to the Company's executive officers. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for any of the Named Executive Officers, unless compensation is performance-based. The Company has adopted a policy that, where reasonably practicable, the Company will seek to qualify the variable compensation paid to its executive officers for an exemption from the deductibility limitations of
Section 162(m).

        Respectfully submitted by:

        Milton Chang
        Robert Kuhling

PERFORMANCE GRAPH

        Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company's Common Stock with the cumulative return of the Nasdaq Stock Market (U.S.) Index and of the Nasdaq Electronic Components Index for the period commencing July 20, 1999 and ending on March 31, 2000. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point. The graph assumes that $100 was invested on July 20, 1999 in the Company's Common Stock, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Electronic Components Index and that all dividends were reinvested. No dividends have been declared or paid on the Company's Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.





                              [PERFORMANCE GRAPH]





                            Cumulative Total Return

7/20/99      7/99      8/99      9/99       10/99       11/99       12/99       1/00       2/00       3/00
-------     ------    ------    ------      ------      ------      ------     ------     ------     ------
100.00      358.33    430.36    256.55      226.79      376.19      207.44     180.95     315.48     228.28
100.00       96.47    100.53    100.63      108.69      121.87      148.66     143.26     170.47     166.93
100.00      104.16    120.13    112.72      123.18      131.72      150.04     173.90     228.69     241.19


           The information contained above under the captions "Report of the Compensation Committee on Executive Compensation" and "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of June 30, 2000 as to
(i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Gadzoox Networks, Inc., 5850 Hellyer Avenue, San Jose, California 95138.


                                                                            NUMBER OF SHARES                   PERCENT OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                                     BENEFICIALLY OWNED(1)               BENEFICIALLY OWNED(1)
--------------------------------------                                   ---------------------------         ---------------------
NAMED EXECUTIVE OFFICERS AND DIRECTORS

K. William Sickler (2)                                                          1,450,546                            5.24%

Kent Bridges(3)                                                                   295,105                            1.06

Wayne Rickard (4)                                                                 310,833                            1.12

Christine E. Munson (5)                                                           150,938                            *

William Hubbard (6)                                                               109,459                            *

Alistair Black (7)                                                               1,007,23                            3.65
   18164 Via Encantada
   Monte Sereno, CA 95030

Howie Chen (8)                                                                    125,000                            *
   10081 Bret Avenue
   Cupertino, CA 95014

Stephen Luczo (9)                                                               5,287,973                            19.17
   c/o Seagate Technology
   920 Disc Drive, Building One
   Scotts Valley, CA 95066

Peter Morris (10)                                                                 850,936                             3.08
   c/o New Enterprise Associates
   2490 Sand Hill Road
   Menlo Park, CA 94025

Rob Kuhling (11)                                                                  149,638                             *
   c/o ONSET Ventures
   2490 Sand Hill Road
   Menlo Park, CA 94025

Milton Chang (12)                                                               1,110,821                             4.03
   c/o New Focus, Inc.
   2630 Walsh Avenue
   Santa Clara, CA 95051

Denny R.S. Ko (13)                                                              1,288,706                             4.67
   c/o Dynamics Technology, Inc.
   21311 Hawthorne Boulevard
   Suite 300
   Torrance, CA 90503-5610

5% STOCKHOLDERS

Seagate Technologies, Inc.                                                      5,274,015                            19.12
   920 Disc Drive, Building One
   Scotts Valley, CA 95066

                                                                            NUMBER OF SHARES                   PERCENT OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                                     BENEFICIALLY OWNED(1)               BENEFICIALLY OWNED(1)
--------------------------------------                                   ---------------------------         ---------------------
NAMED EXECUTIVE OFFICERS AND DIRECTORS

Entities associated with Galleon Technology Partners II, L.P. (14)              1,613,300                             5.85
   135 E. 57th Street
   New York NY 10022

All executive officers and directors as a group (13 persons) (15)              16,271,021                            57.52

-------------------------------

 *  Less than 1%

(1) Applicable percentage ownership is based on 27,584,719 shares of Common Stock outstanding as of June 30, 2000, together with applicable options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission"), and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after June 30, 2000 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Except as noted in the footnotes to this table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Company's Common Stock shown as beneficially owned by them.

(2) Represents 95,312 shares issuable upon exercise of options held by Mr. Sickler exercisable within 60 days of June 30, 2000, 1,341,605 shares held by K. William Sickler and Gail A. Sickler, Trustees UTA Dated July 16, 1992, 4,543 shares held by K. William Sickler, Trustee, or his successor under the Brett Ellen Sickler Trust, 4,543 shares held by K. William Sickler, Trustee, or his successor under the Cole William Sickler Trust, and 4,543 shares held by K. William Sickler, Trustee, or his successor under the Joanna Jackson Sickler Trust. Of the 1,249,938 shares held by K. William Sickler and Gail A. Sickler, Trustees UTA dated July 16, 1992, 2,000 shares are subject to the Company's right of repurchase as of June 30, 2000, which right lapses over time. Mr. Sickler disclaims beneficial ownership of the shares held in trust for his children.

(3) Includes 145,105 shares issuable upon exercise of options held by Mr. Bridges exercisable within 60 days of June 30, 2000.

(4) Includes 260,833 shares issuable upon exercise of options held by Mr. Rickard exercisable within 60 days of June 30, 2000.

(5) Includes 140,938 shares issuable upon exercise of options held by Ms. Munson exercisable within 60 days of June 30, 2000.

(6) Includes 19,497 shares issuable upon exercise of options held by Mr. Hubbard exercisable within 60 days of June 30, 2000.

(7) Based solely on a Form 4 filed with the SEC on March 9, 2000. Represents 970,202 shares held by The Savage/ Black Living Trust, Alistair D. Black and Deborah A. Savage, Trustees, 18,518 shares held by Alistair Black, custodian for Duncan Oliver Black, under the California Uniform Transfers to Minors Act and 18,518 shares held by Alistair Black, custodian for Dylan Savage Black, under the California Uniform Transfers to Minors Act. Mr. Black disclaims beneficial ownership of the shares held by him as custodian for his children.

(8)  Based solely on a Form 4 filed with the SEC on March 9, 2000.

(9) Mr. Luczo is the chief executive officer of Seagate and a director of the Company. Represents 5,274,015 shares held by Seagate, 8,333 shares of Common Stock held by Mr. Luczo and 5,625 shares issuable upon exercise of options held by Mr. Luczo exercisable within 60 days of June 30, 2000. Mr. Luczo disclaims beneficial ownership of shares held by Seagate.

(10) Mr. Morris is a general partner of New Enterprise Associates VIII and a director of the Company. Represents 494,446 shares held by New Enterprise Associates VI, Limited Partnership, 324,317 shares held by New Enterprise Associates VIII, Limited Partnership, 2,500 shares held by NEA Presidents Fund, L.P., 64 shares held by NEA Onset Partners III LP, 22,109 shares held by Mr. Morris and 7,500 shares issuable upon exercise of options held by Mr. Morris exercisable within 60 days of June 30, 2000. Mr. Morris disclaims beneficial ownership of shares held by these entities, except for his proportional interest arising from his partnership interest in such funds.

(11) Mr. Kuhling is a general partner of ONSET Ventures and a director of the Company. Represents 83,190 shares held by ONSET Enterprise Associates II, L.P., 57,828 shares held by Robert Frank Kuhling, Jr. and Michele Denise Wilcox, Co-Trustees of the Kuhling-Wilcox 1990 Trust, 1,120 shares held by Mr. Kuhling and 7,500 shares issuable upon exercise of options held by Mr. Kuhling exercisable within 60 days of June 30, 2000. Mr. Kuhling disclaims beneficial ownership of shares held by ONSET, except to the extent of his proportional interest arising from his partnership interest in ONSET.

(12) Represents 1,103,321 shares held by Dr. Chang and 7,500 shares issuable upon exercise of options held by Dr. Chang exercisable within 60 days of June 30, 2000.

(13) Dr. Ko is the chairman of Dynamics Technology, Inc. ("Dynamics") and a director of the Company. Represents 1,259,206 shares held by Dynamics, 22,000 shares issuable upon exercise of options held by Dynamics and 7,500 shares issuable upon exercise of options held by Dr. Ko exercisable within 60 days of June 30, 2000. Dr. Ko disclaims beneficial ownership of the shares held by Dynamics except to the extent of his proportional interest therein.

(14) Includes 81,983 shares held by Galleon Technology Partners I, L.P., 311,380 shares held by Galleon Technology Partners II, L.P., 90,850 shares held by Galleon New Media Partners, L.P. and 1,129,087 shares held by Galleon Management, L.P.

(15) Includes 702,082 shares issuable upon exercise of options held by these individuals exercisable within 60 days of June 30, 2000. Of the 16,271,021 shares held by these individuals, 2,000 shares are subject to the Company's right of repurchase as of June 30, 2000, which right lapses over time.


------------------------


*  Less than one percent of the outstanding Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Since the beginning of the Company's last fiscal year, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of the Common Stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) compensation agreements and other arrangements, which are described where required in "Change of Control, Severance and Consulting Arrangements" and (2) the transactions described below.

TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND 5% STOCKHOLDERS

        Pursuant to a sale and rights transfer agreement dated as of May 26, 1999, a third-party investor sold all of the shares of the Company's capital stock that it held, a total of 784,314 shares of Series H preferred stock, to three investors. Of these 784,314 shares, the third-party investor sold 459,317 shares to New Enterprise Associates VIII, Limited Partnership, 2,500 shares to N.E.A. Presidents Fund, L.P. and 322,497 shares to ONSET Enterprise Associates III, L.P., at a per share purchase price of $10.00 for an aggregate purchase price of $7,843,140. Peter Morris, a director of the Company, is a partner of New Enterprise Associates. Mr. Morris disclaims any beneficial ownership of the securities held by New Enterprise Associates VIII, Limited Partnership and N.E.A. Presidents Fund, L.P., except to the extent of his proportional partnership interest in these entities. Rob Kuhling, a director of the Company, is a partner with ONSET Enterprise Associates. Mr. Kuhling disclaims any beneficial ownership of the securities held by ONSET Enterprise Associates III, L.P., except to the extent of his proportional partnership interest in this entity.

LOAN TO EXECUTIVE OFFICER

        On June 26, 2000 the Company loaned $285,000 to Clark S. Foy, the Company's Vice President of Marketing. The outstanding principal balance accrues interest at the rate of 6% per annum and is due on June 26, 2004. The sum of $17,812.50 shall be payable quarterly; however, this amount shall be forgiven as and when it becomes due so long as Mr. Foy remains an employee of the Company.

EXECUTIVE OFFICER AND DIRECTOR OPTION GRANTS

        On various occasions during fiscal 2000, the Company granted the following options to purchase Common Stock to the following current and former executive officers and directors of the Company:

                                NAME                              DATE OF GRANT       NUMBER OF OPTIONS    EXERCISE PRICE/ SHARE
                                ----                              -------------       -----------------    ---------------------
Stephen Luczo...............................................          5/4/99                5,000                  9.00
                                                                      5/1/00                2,500                 37.56

Peter Morris................................................          5/4/99                5,000                  9.00
                                                                      5/1/00                2,500                 37.56

Rob Kuhling.................................................          5/4/99                5,000                  9.00
                                                                      5/1/00                2,500                 37.56

Denny Ko....................................................          5/4/99                5,000                  9.00
                                                                      5/1/00                2,500                 37.56

Milton Chang................................................          5/4/99                5,000                  9.00
                                                                      5/1/00                2,500                 37.56

K. William Sickler..........................................          5/4/99              125,000                  9.00

Alistair Black..............................................          5/4/99               15,000                  9.00

Howey Chin..................................................          5/4/99               15,000                  9.00

Christine E. Munson.........................................          5/4/99               15,000                  9.00

Kurt Chan...................................................          5/4/99               15,000                  9.00

Wayne Rickard...............................................          5/4/99               15,000                  9.00

Kent Bridges................................................          5/4/99               15,000                  9.00

David Tang..................................................          5/4/99               50,000                  9.00

William Hubbard.............................................          5/4/99               15,000                  9.00

RELATIONSHIP WITH SEAGATE TECHNOLOGY, INC.

        The Company has developed a strategic partnership with Seagate Technology, Inc. ("Seagate Technology") pursuant to which the Company has collaborated with Seagate Technology on the development of industry standards, the design and development of new SAN products, the interoperability of products, strategic planning and SAN market development. In addition, Seagate Technology has made several investments in the Company as described below. Stephen J. Luczo, a director, is also the chief executive officer of Seagate Technology.

        On September 18, 1998, the Company entered into a $15,000,000 convertible note purchase agreement with Seagate Technology. The convertible note bears simple interest of 5.75% per annum with principal and interest maturing on September 18, 2001. The Company has the option to convert any portion of the outstanding balance of principal and interest into Common Stock at a price per share of $7.65. Since September 18, 1998, the Company has converted approximately $12,766,000 of accrued interest and principal into 1,668,722 shares of Common Stock under the convertible note. At June 30, 2000, the Company owed approximately $3,038,000 in accrued interest and principal under the convertible note which, if converted, would have converted into approximately 397,121 shares of Common Stock. In June 2000, the Company notified Seagate Technology of its intention to repay, on July 31, 2000, the outstanding accrued interest and principal balance under the convertible note, which is estimated to be approximately $3,111,000.

        Pursuant to an agreement that the Company entered into with Seagate Technology and a third-party investor (which third-party investor subsequently sold all of its shares of Common Stock to funds affiliated with New Enterprise Associates and ONSET Ventures) on October 12, 1998, Seagate Technology agreed to certain restrictions on its ownership of Common Stock. Specifically, unless the Board consents, Seagate Technology has agreed not to:

        - acquire beneficial ownership of any shares of the Company's capital stock if after acquiring the shares, Seagate Technology would beneficially own more than 19.9% of the Company's outstanding voting stock;

        - form, join or in any way participate in a group acting together for the purpose of acquiring, holding or disposing of shares of the Company's capital stock if the group beneficially owns more than 5% of the Company's outstanding voting stock;

        - submit any resolution to the Company's stockholders or become a participant in a proxy solicitation in opposition to the recommendation of a majority of the Company's directors; or

        - enter into any voting arrangement with respect to any shares of the Company's capital stock.

        In addition, if Seagate Technology acquires more than 19.9% of the Company's voting stock the Company has the right to purchase from Seagate Technology a sufficient number of shares of voting stock so as to reduce the voting stock held by Seagate Technology to no more than 19.9% of the Company's outstanding voting stock. To purchase shares held by Seagate Technology pursuant to this right, the Company would have to pay the average per share cash price paid by Seagate Technology calculated on a last purchased, first sold basis.

        These limitations on Seagate Technology's ownership of the Company's capital stock expire upon the earlier to occur of (1) July 19, 2002, (2) when a tender offer is made for not less than 50% of the Company's outstanding shares or (3) when another entity or group acquires not less than 25% ownership of the total combined voting power of all of the Company's outstanding shares.

        Pursuant to the stockholders' agreement, Seagate Technology agreed that it will not, nor will it permit any of its affiliates to, sell or transfer any shares of the Company's capital stock to a person or entity that is engaged in or has publicly announced its intention to enter into the business of developing, manufacturing, marketing or selling storage area networks.

        In addition, for so long as Seagate Technology owns at least 7% of the Company's outstanding voting stock, Seagate Technology agreed that it will not, nor will it permit any of its affiliates to, sell or transfer any shares of the Company's capital stock, except under the following circumstances:

        - to a person or entity who owned the Company's voting stock immediately prior to the closing of the Company's initial public offering;

        - to the Company or to any person approved by the Company;

        - pursuant to a bona fide public offering registered under the Securities Act;

        - pursuant to Rule 144 under the Securities Act;

        - pursuant to a bona fide pledge of shares of the Company's capital stock to an institutional lender to secure a loan, guarantee or other financial support, provided that the lender agrees to hold such stock subject to the same restrictions applicable to Seagate Technology or the other investor;

        - in the event of a merger or consolidation in which the Company is acquired by another corporation, or pursuant to a plan for the Company's liquidation;

        - to a wholly-owned subsidiary that has executed an agreement to be bound by the same restrictions applicable to Seagate Technology or the other investor;

        - sales into any tender or exchange offer (A) which is made by the Company or on the Company's behalf; (B) which is made by another person or group and is not opposed by the Board; or (C) subject to the Company's right of first refusal, which is made by another person or group and which would result in such person or group owning more than 50% of the Company's total outstanding voting stock; or

        - public distributions, provided that, in cases other than public distributions underwritten by an underwriter selected by the Company, no single purchaser is known to be acquiring more than 5% of our outstanding capital stock in the distribution.

        Pursuant to the stockholders' agreement, Seagate Technology granted the Company certain rights of first refusal with respect to any shares of the Company's Common Stock held immediately after the closing of the Company's initial public offering or those shares of Common Stock issuable to Seagate Technology upon conversion of the convertible note issued to Seagate Technology. The Company has a right of first refusal to purchase any of these shares sold by Seagate Technology for so long as Seagate Technology owns at least 7% of the Company's outstanding voting stock. Certain sales of the Company's voting stock by Seagate Technology, including sales through a registered public offering, are not subject to this right of first refusal.

INDEMNIFICATION

        The Company has entered into indemnification agreements with each of its directors and officers. Such indemnification agreements require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.

CONFLICT OF INTEREST POLICY

        The Company believes that all transactions with affiliates described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company's policy is to require that a majority of the independent and disinterested outside directors on the Board approve all future transactions between the Company and its officers, directors, principal stockholders and their affiliates. Such transactions will continue to be on terms no less favorable to the Company than it could obtain from unaffiliated third parties.

        All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GADZOOX NETWORKS, INC.

                                        By: /s/ CHRISTINE E. MUNSON
                                           -------------------------------------
                                           Christine E. Munson
                                           Chief Financial Officer
                                           and Vice President of Finance
                                           and Administration

Dated: July 31, 2000

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                                 TITLE                                      DATE
----------------------------                 ------------------------------------------------              -------------
              *                              President and Chief Executive Officer (Principal              July 31, 2000
----------------------------                 Executive Officer)
      K. William Sickler


   /s/ CHRISTINE E. MUNSON                   Chief Financial Officer and Vice President of                 July 31, 2000
----------------------------                 Finance and Administration (Principal Financial
     Christine E. Munson                     and Accounting Officer)

              *                              Director                                                      July 31, 2000
----------------------------
        Milton Chang

              *                              Director                                                      July 31, 2000
----------------------------
        Stephen Luczo

              *                              Director                                                      July 31, 2000
----------------------------
          Denny Ko

              *                              Director                                                      July 31, 2000
----------------------------
         Rob Kuhling

              *                              Director                                                      July 31, 2000
----------------------------
        Peter Morris


*By: /s/ CHRISTINE E. MUNSON
----------------------------
     Christine E. Munson
       Attorney-in-fact