Form 10-Q
period 2000-06-30
GADZOOX NETWORKS INC
filed 2000-08-14
CIK 1084722

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                      Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock on June 30, 2000 was 27,768,230 shares.


                              Page 1 of 38 pages.

                             GADZOOX NETWORKS, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Balance Sheets as of June 30, 2000 and March 31, 2000

               Condensed Statements of Operations for the Three Months Ended
               June 30, 2000 and 1999

               Condensed Statements of Cash Flows for the Three Months Ended
               June 30, 2000 and 1999

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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of  Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES


                              Page 2 of 38 pages.

        This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding Gadzoox' expectations or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ from the forward-looking statements are those detailed elsewhere in this Report in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Risk Factors", as well as in Gadzoox' other filings with the Securities and Exchange Commission.




















                              Page 3 of 38 pages.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GADZOOX NETWORKS, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        June 30,      March 31,
                                                          2000           2000
                                                       ---------      ---------
                                                      (unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                           $  28,029      $  42,830
   Short-term investments                                 32,125         30,619
   Accounts receivable, net                               12,388         14,131
   Inventories                                            10,204          6,665
   Prepaid expenses and other current assets               3,736          2,464
                                                       ---------      ---------
        Total current assets                              86,482         96,709
Property and equipment, net                                7,197          6,495
Goodwill                                                  19,917              -
Other assets                                               1,459            292
                                                       ---------      ---------
                                                       $ 115,055      $ 103,496
                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Current portion of note payable                      $   3,195      $   3,248
  Current portion of capital lease obligations             1,415          1,545
  Accounts payable                                         7,944          7,079
  Compensation related accruals                            1,748          1,534
  Deferred revenue and other                               2,892          2,008
                                                       ---------      ---------
        Total current liabilities                         17,194         15,414
Capital lease obligations, net of current portion          1,008          1,292
                                                       ---------      ---------
        Total liabilities                                 18,202         16,706
                                                       ---------      ---------
Stockholders' equity:
  Common stock                                               138            134
  Additional paid-in capital                             151,323        127,251
  Deferred compensation                                     (971)        (1,140)
  Accumulated deficit                                    (53,637)       (39,455)
        Total stockholders' equity                        96,853         86,790
                                                       ---------      ---------
                                                       $ 115,055      $ 103,496
                                                       =========      =========

               The condensed notes are an integral part to these
                        condensed financial statements.


                              Page 4 of 38 pages.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                         ----------------------
                                                         June 30,      June 30,
                                                           2000          1999
                                                         --------      --------
Net revenues                                             $  9,002      $  9,211
Cost of revenues                                            5,223         5,414
                                                         --------      --------
  Gross margin                                              3,779         3,797
                                                         --------      --------
Operating expenses:
  Research and development                                  5,519         3,917
  Sales and marketing                                       5,727         1,888
  General and administrative                                1,484           764
  In-process research and development costs                 4,900             -
  Amortization of goodwill and intangible assets            1,048             -
  Amortization of deferred compensation                       168           322
                                                         --------      --------
    Total operating expenses                               18,846         6,891
                                                         --------      --------
Loss from operations                                      (15,067)       (3,094)

Total other income (expense), net                             885          (142)
                                                         --------      --------

  Net Loss                                               $(14,182)     $ (3,236)
                                                         ========      ========

Basic net loss per share                                 $  (0.52)     $  (0.58)
                                                         ========      ========

Weighted average shares used in computing
basic net loss per share                                   27,125         5,626
                                                         ========      ========

Pro forma basic net loss per share                       $  (0.52)     $  (0.17)
                                                         ========      ========

Weighted average shares used in computing
  pro forma basic net loss per share                       27,125        19,533
                                                         ========      ========



               The condensed notes are an integral part to these
                        condensed financial statements.


                              Page 5 of 38 pages.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                             June 30,
                                                                       ---------------------
                                                                         2000         1999
                                                                       --------     --------
Cash Flows from Operating Activities:
  Net Loss                                                             $(14,182)    $ (3,236)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                           834          566
    Amortization of goodwill and intangible assets                        1,048            -
    In-process research and development costs                             4,900            -
    Amortization of deferred compensation                                   168          322
    Accrued interest                                                         57          202
Changes in operating assets and liabilities,
  net of assets acquired:
      Accounts receivable                                                 1,743       (1,295)
      Inventories                                                        (3,539)       1,374
      Prepaid expenses and other assets                                  (1,421)         (75)
      Accounts payable and other accrued liabilities                      1,074         (699)
                                                                       --------     --------
        Net cash used in operating activities                            (9,318)      (2,841)
                                                                       --------     --------
Cash Flows from Investing Activities:
  Purchases of property and equipment                                    (1,454)        (603)
  Purchases of investments                                               (1,000)           -
  Net cash used in the acquisition of SmartSAN, net of cash acquired     (1,167)           -
  Purchase of available for sale investments                             (1,506)           -
                                                                       --------     --------
         Net cash used for investing activities                          (5,127)        (603)
                                                                       --------     --------
Cash Flows from Financing Activities:
  Proceeds from convertible note                                          2,999            -
  Payments on note payable                                               (3,392)         (90)
  Payments on capital lease obligations                                    (414)         (28)
  Proceeds from issuance of common stock to employees                       451          205
         Net cash (used in) provided by financing activities               (356)          87
                                                                       --------     --------
Net decrease in cash and cash equivalents                               (14,801)      (3,357)
Cash and cash equivalents at beginning of period                         42,830       12,202
                                                                       --------     --------
Cash and cash equivalents at end of period                             $ 28,029     $  8,845
                                                                       ========     ========
Supplemental Cash Flow Information:
Cash paid for interest                                                 $     52     $     57
                                                                       ========     ========
Property and equipment acquired under capital lease obligations        $      -     $    244
                                                                       ========     ========

               The condensed notes are an integral part to these
                        condensed financial statements.


                              Page 6 of 38 pages.

                             GADZOOX NETWORKS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     (Information for the three months ended
                           June 30, 2000 is unaudited)


1.  BASIS OF PRESENTATION

    The condensed financial statements included herein have been prepared by Gadzoox Networks, Inc. ("Gadzoox") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of March 31, 2000, has been derived from the audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in Gadzoox' Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2000 and dated March 31, 2000.

    In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation Gadzoox' financial position, results of operations and cash flows for the periods indicated. The results of operations for the three months ended June 30, 2000, are not necessarily indicative of the results that may be expected for future quarters or the fiscal year ending March 31, 2001.

2.  ACQUISITION OF SMARTSAN SYSTEMS, INC.

    On April 5, 2000, in an acquisition accounted for under the purchase method of accounting, Gadzoox acquired all of the outstanding shares of SmartSAN Systems, Inc., a California corporation ("SmartSAN"). Gadzoox acquired SmartSAN by issuing 239,433 shares of its common stock in exchange for 100% of the outstanding stock of SmartSAN and has agreed to issue 108,376 additional shares pursuant to the exercise of SmartSAN stock options outstanding at the time of the acquisition. Total consideration was as follows:

       Value of stock issued and options assumed              $23,625,000
       Merger and other related costs paid in cash              1,169,000
                                                              -----------
       Total Consideration                                    $24,794,000
                                                              ===========

   The allocation of the total consideration to the fair value of acquired assets and liabilities is as follows:

Fair value of net assets acquired and liabilities assumed     ($ 1,071,000)
Goodwill                                                        20,965,000
In-process research and development                              4,900,000
                                                              ------------
                                                              $ 24,794,000
                                                              ============


                              Page 7 of 38 pages.

        At the time of the acquisition, Gadzoox expensed approximately $4,900,000 of purchased in-process research and development costs. Other purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $20,965,000 are being amortized over their estimated useful lives of five years on a straight-line basis. For the quarter ended June 30, 2000, Gadzoox amortized approximately $1,048,000 of goodwill and intangible assets.

        The $4,900,000 expensed as in-process research and development costs represented approximately 19% of the purchase price and was attributed and supported by an analysis that identified revenue and costs on a project-by-project basis. The value assigned to purchased in-process technology, based on a discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility has not been established. As of the acquisition date, in-process projects consisted of the Geminix router and two other router products. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology and the completeness of each product at the time of the acquisition. The discount rate used was 35%. The percentage complete calculations for all products were estimated based on research and development expenses incurred to date and management's estimates of remaining development costs which do not differ materially from historical amounts. At the date of acquisition, The Geminix router and two other products under development at the time of the acquisition were determined to be 80%, 65% and 25% complete, respectively.

3.  NET LOSS PER SHARE

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


                              Page 8 of 38 pages.

        The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):

                                                         Three Months Ended
                                                      -------------------------
                                                      June 30,         June 30,
                                                        2000             1999
                                                      --------         --------
                                                             (unaudited)
Net loss                                              $(14,182)        $ (3,236)
                                                      ========         ========

Basic:
Weighted average shares of common
  stock outstanding                                     27,127            5,961
Less:  Weighted average shares of
  common stock subject to repurchase                        (2)            (335)
                                                      --------         --------
Weighted average shares used in
  computing basic net loss per share                    27,125            5,626
                                                      ========         ========

Basic net loss per share                              $  (0.52)        $  (0.58)
                                                      ========         ========

Pro forma:

Net loss                                              $(14,182)        $ (3,236)
                                                      ========         ========

Shares used above                                       27,125            5,626
Pro forma adjustment to reflect
  weighted average effect of assumed
  conversion of convertible preferred
  stock                                                      -           13,907
                                                      --------         --------
Weighted average shares used in
  computing pro forma basic net
  loss per shares                                       27,125           19,533
                                                      ========         ========

Pro forma basic net loss per share                    $  (0.52)        $  (0.17)
                                                      ========         ========




4.  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    All highly liquid investment securities with original maturities of three months or less are considered cash equivalents. Available for sale investments not intended to be held to maturity with original maturities of more than three months are considered short-term investments. Management determines the appropriate classification of investments in debt and equity securities at the time of purchase. All of Gadzoox' investments are classified as available for sale. At June 30, 2000, Gadzoox held $60.2 million in cash and cash equivalents and short-term investments. All investments are stated at fair market value.

5.      INVENTORIES

Inventories are stated at the lower of cost or market, on a first in, first out method. Inventories consist of the following (in thousands):


                              Page 9 of 38 pages.

                                         June 30,      March 31,
                                           2000          2000
                                       -----------     ---------
                                       (unaudited)
                 Raw materials           $ 3,044        $3,582
                 Work-in-progress            171            58
                 Finished goods            6,989         3,025
                                         -------        ------
                                         $10,204        $6,665
                                         =======        ======


6.      CONVERTIBLE NOTE

    In September 1998, Gadzoox entered into a $15,000,000 convertible note purchase agreement (the "Agreement") with Seagate Technology, Inc. ("Seagate"). The Agreement provides that Seagate purchase up to $15.0 million of convertible subordinated promissory notes (the "Convertible Notes"), bearing simple interest on the unpaid principal balance at a rate equal to 5.75% per annum with principal and interest maturing September 2001. At the sole option of the Company, the Company may require that any portion or all of the outstanding balance of principal and interest on the Convertible Note converts into shares of Series G preferred stock at a price of $7.65 per share. Accrued interest is converted prior to any principal owing under the Convertible Note. In the event of a default, as defined in the Agreement, Seagate may declare all outstanding interest and principal immediately due and payable in cash. Gadzoox may, upon 30 days written notice to Seagate, prepay the Convertible Note in whole or in part.

    For the period from October 1998 through June 30, 2000, a total $12.8 million of principal and accrued interest was converted into 1,668,722 shares of common stock in three separate transactions.

    At June 30, 2000, there was approximately $3.1 million of unpaid principal and interest outstanding under the Convertible Note; if converted at June 30, 2000, the Convertible Note would have converted into 404,691 shares of common stock. In June 2000, Gadzoox notified Seagate of its intention to repay, on July 31, 2000, the outstanding principal and interest owing under the Convertible Note which is estimated to be approximately $3.1 million at that date. On July 31, 2000, the Company repaid, in full, the outstanding principal and accrued interest under the loan of approximately $3.1 million in cash. As a result of the repayment, the Company has reclassified the amount of the convertible note at March 31, 2000, of $3,052,000 from long-term liabilities to short-term liabilities.

7.      LEGAL PROCEEDINGS

    From time to time, Gadzoox may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. In May 1999, a former employee filed a complaint against Gadzoox. The parties have voluntarily agreed to participate in a mediation session that we expect to occur within the next 60 days. If mediation is unsuccessful, discovery will commence and Gadzoox intends to defend against the charges. Management believes the resolution of this claim will not have a material adverse effect on Gadzoox' financial condition or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm Gadzoox' business and, financial condition and results of operations.

8.      COMMON STOCK

1999 EMPLOYEE STOCK PURCHASE PLAN


                              Page 10 of 38 pages.

        In May 1999, the Board of Directors approved the adoption of Gadzoox' 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan was approved by the stockholders on June 19, 1999. A total of 150,000 shares of common stock were initially reserved for issuance under the Stock Purchase Plan. The number of shares reserved for issuance under the Stock Purchase Plan are subject to annual increases to be added on the first day of Gadzoox' fiscal year, beginning in 2000, and equal to the lesser of (a) 250,000 shares, (b) 0.5% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. In April 2000, the Board of Directors authorized 250,000 shares to be added to the Stock Purchase Plan. The Stock Purchase Plan allows eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock. As of June 30, 2000, 38,879 shares had been purchased from the Stock Purchase Plan.

1993 STOCK OPTION PLAN

        In May 1999, the Board of Directors approved and adopted an Amended and Restated 1993 Stock Option Plan (the "Amended Plan"). The Amended Plan was approved by the stockholders on June 19, 1999 and was effective upon the closing of Gadzoox' initial public offering on July 20, 1999. Under the Amended Plan, the number of shares authorized for issuance increased to 8,180,000. The number of shares reserved for issuance under the Amended Plan will be subject to annual increases to be added on the first day of Gadzoox' fiscal year, beginning in 2000, and equal to the lesser of (a) 1,500,000 shares, (b) 1% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. Accordingly, in April 2000, the Board of Directors authorized 1,342,092 shares to be added to the Amended Plan.

1999 DIRECTOR STOCK OPTION PLAN

        In May 1999, the Board of Directors approved the adoption of the 1999 Director Stock Option Plan (the "Director Plan"). The Director Plan was approved by the stockholders on June 19, 1999. The Director Plan provides for the automatic grant of 5,000 shares of common stock to each non-employee director on the later of the date of adoption of the Director Plan or the date on which such person first becomes a director (the "Initial Grant"). After the Initial Grant, the non-employee director will receive automatic annual grants of 2,500 shares of common stock. All shares granted under the Director Plan are 100% vested at the grant date and expire upon the earlier of three years or the resignation of the director from the Board of Directors. A total of 50,000 shares of common stock were initially reserved for issuance under the Director Plan. The number of shares reserved for issuance under the Director Plan is subject to annual increases, beginning with the fiscal year beginning in 2000, sufficient to bring the number of shares available for future issuance to 50,000 shares. In April 2000, the Board of Directors authorized an additional 50,000 shares to be added to the Director Plan. As of June 30, 2000, options to acquire 20,520 shares of common stock were outstanding under the Director Plan.

2000 NONSTATUTORY STOCK OPTION PLAN

        In June 2000, the Board of Directors approved the adoption of the 2000 Nonstatutory Stock Option Plan (the "NSO Plan"). The number of shares reserved for issuance under this Plan was 1,600,000. The NSO Plan is designed to issue stock option grants to only non-officer employees. Options shall vest at a rate of 1/48th each month for existing employees, subject to the optionee's continued employment with the Company, and for new employees 1/4th shall vest on the first anniversary date of the grant with the remainder vesting at 1/48th per month. No grants had been issued as of June 30, 2000, however during July 2000, 956,400 shares were granted.

9.      BUSINESS SEGMENTS


                              Page 11 of 38 pages.

    During the year ended March 31, 2000, Gadzoox adopted Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131") which requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, Gadzoox is organized and operates as one business segment, the development, manufacture, marketing and sales of hubs, switches, routers and managed storage systems for storage area networks.

10.     FACILITY LEASE AGREEMENTS

    In May 2000, Gadzoox entered into a facility lease agreement with its current facility lessor to lease an additional 73,000 square feet in a building to be erected next to its current headquarter facilities. The triple-net lease expires on November 30, 2005 and provides for an initial monthly square foot rental rate of $2.00. In addition, the Board of Directors authorized the issuance of warrants to the lessor to purchase 50,000 shares of common stock at $26.375 per share.

        In June 2000, Gadzoox entered into an eighteen-month facility lease of approximately 7,800 square feet in a neighboring facility. The monthly full service lease provides for monthly square foot rental rate of $3.75.

11.     EQUITY INVESTMENT IN STRATEGIC PARTNER

    In May 2000, Gadzoox purchased 49,164 shares of Series C Preferred Stock of DataCore Software Corporation, a privately held strategic partner, at $20.34 per share for a total investment of approximately $1.0 million.


                              Page 12 of 38 pages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Gadzoox' Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2000, and as amended on July 31, 2000.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

   This discussion contains forward-looking statements that relate to future events or our future performance such as future product development and deployment including development and deployment of the Geminix router, the Axxess Network Storage Pool product, a fibre channel fabric backbone switch and other future products, percentage of revenues derived from products, percentage of gross margin, our investment in research and development, sales and marketing and general and administrative activities or the evolution of SAN capabilities and the market for SAN products. In certain cases you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to market acceptance of our new products and the speed at which customers adopt current and new products for SANs; the ability and willingness of our distribution channel partners to sell our products; growth rates of the market segment within which we participate; competition in our industry and the timing of new technology and product introductions; the ability to retain and hire skilled personnel and the risks outlined under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission and dated March 31, 2000. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements.

COMPANY OVERVIEW

        We are a leading provider of hardware and software products for storage area networks, or "SANs". Our SAN hub, switch, router and network storage pool products are designed to leverage the capabilities of fibre channel technology to enable companies to better manage the growth in mission-critical data by overcoming the limitation of traditional captive storage architecture. We sell our SAN products primarily through leading original equipment manufacturers ("OEMs"), including Hewlett-Packard Company, Compaq Computer Corporation and Data General Corporation. We also sell our products through distribution channel partners.

        We were founded in April 1992 and initially developed electronic test equipment. Since October 1995, we have focused on developing fibre channel network products that address the needs of the SAN market. In fiscal 1997, we sold our patent rights to the electronic test equipment. Prior to fiscal 1998, our operating activities related primarily to increasing our research and development capabilities, designing and developing hardware and software products which we currently sell and staffing our administrative, marketing and sales organizations. Since our inception, we have incurred significant losses, and as of June 30, 2000, we had an accumulated deficit of $53.6 million and our net loss for the quarter ended June 30, 2000 was approximately $14.2 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant sales and marketing, product development and administrative expenses, and as a result, we need


                              Page 13 of 38 pages.

to generate significant net revenues to achieve and maintain profitability. With the exception of the three months ended June 30, 2000, our net revenues have grown in the past. However, we may not be able to sustain these growth rates, and we may not realize sufficient net revenues to achieve profitability.

        On April 5, 2000, in an acquisition accounted for under the purchase method of accounting, Gadzoox acquired all of the outstanding shares of SmartSAN Systems, Inc., a California corporation ("SmartSAN"). Gadzoox acquired SmartSAN by issuing 239,433 shares of its common stock in exchange for 100% of the outstanding stock of SmartSAN and has agreed to issue 108,376 additional shares pursuant to the exercise of SmartSAN stock options outstanding at the time of the acquisition. Total consideration was as follows:

         Value of stock issued and options assumed          $23,625,000
         Merger and other related costs paid in cash          1,169,000
                                                            -----------
         Total Consideration                                $24,794,000
                                                            ===========

The allocation of the total consideration to the fair value of acquired assets and liabilities is as follows:

  Fair value of net assets acquired and liabilities assumed     ($ 1,071,000)
  Goodwill                                                        20,965,000
  In-process research and development                              4,900,000
                                                                ------------
                                                                $ 24,794,000
                                                                ============

        At the time of the acquisition, Gadzoox expensed approximately $4,900,000 of purchased in-process research and development costs. Other purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $20,965,000 are being amortized over their estimated useful lives of five years on a straight-line basis. For the quarter ended June 30, 2000, Gadzoox amortized approximately $1,048,000 of goodwill and intangible assets.

        We currently derive substantially all of our net revenues from sales of a limited number of products. During fiscal 2000, substantially all of our net revenues were derived from sales of our hub and switch products. We commenced commercial shipment of our Capellix 3000 switch products during the quarter ending December 31, 1999 and commenced commercial shipment of our Capellix 2000 switch products in the fiscal quarter ended March 31, 2000. During the fiscal quarter ended June 30, 2000, we derived initial revenues from our Geminix router product. We expect that as we continue to sell our Capellix switch products and our router and network storage pool products, our hub revenues will decrease as an overall percentage of our total net revenues in fiscal 2001. We may not be successful in our efforts to diversify our product base or complete the development of our fibre channel fabric backbone switch and other products under development. Also, we may not be successful in the adoption of new products. Additionally, even if our customers adopt our Capellix, Geminix and newer products, we can not assure you that our net revenues will increase.

        We depend on a few key customers. In fiscal 2000, approximately 72% of our net revenues came from four customers with sales to Hewlett-Packard, Compaq Computer Corporation, Bell Microproducts, Inc. and Tokyo Electron Limited, each accounting for more than 10% of our net revenues. For the three months ended June 30, 2000, approximately 95% of our net revenues came from two customers with approximately 58% from Hewlett Packard Company and 37% from Compaq Computer Corporation.

        We record product net revenues upon shipment and provide an allowance for product returns based on management's estimates. Allowances for estimated sales returns are provided at the time of revenue recognition. Our past product return experience may not be indicative of future product return rates.


                              Page 14 of 38 pages.

        Our contracts with our distribution channel partners generally contain additional provisions for stock rotation, which provide for a right of return of 10% to 15% of the value of purchases during the prior three months, to be offset with an immediately deliverable order in an amount equal to or greater than the stock to be rotated. We provide reserves for stock rotations. Our past stock rotation experience may not be indicative of future stock rotation rates.

        Our gross margins are affected by fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders and product implementations, new product introductions both by us and by our competitors, changes in our pricing policies and those of our competitors, component costs and the volume manufacturing pricing we are able to obtain from our contract manufacturer and other factors.

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

        We currently outsource substantially all of our product manufacturing to Sanmina Corporation, a third-party manufacturer and manufacture our products in two of their locations in the United States. Our agreement with Sanmina Corporation provides for two months of rolling purchase orders and rolling forecasts for nine months immediately following the purchase order period. Purchase prices are negotiable throughout the three-year contract period. We are liable for materials that Sanmina Corporation purchases on our behalf that we cannot use, cannot be cancelled before receipt or are unique parts otherwise unusable by Sanmina Corporation. The agreement restricts our ability to reschedule orders and allows us to cancel existing orders subject to penalties of up to the total purchase price. Sanmina Corporation provides warranties on workmanship and pass-through warranties on component parts. Sanmina Corporation purchases most of the key components used to manufacture our products. Gadzoox obtains some of these key components, such as our application specific integrated circuits, or ASICs, from sole sources and other components, such as optical transceivers. If we inaccurately forecast demand for our products, Sanmina Corporation may be unable to provide us with adequate manufacturing capacity. In addition, Sanmina Corporation may not be able to obtain adequate supplies of components to meet our customers' delivery requirements. Alternatively, excess inventory may be accumulated by Sanmina Corporation for our account. In order to reduce the cost of sales, during the quarter ended September 30, 1999, we relocated substantially all of our manufacturing operations from Sanmina Corporation's manufacturing facility in Santa Clara, California to its manufacturing facility in Guntersville, Alabama. Additionally, in July 2000 we entered into an agreement with another contract manufacturing partner to manufacture our products in Thailand and, for a lower volume of products, to manufacture in San Jose, California. The relocation of certain of our manufacturing facilities is time consuming and expensive and there can be no assurance that


                              Page 15 of 38 pages.

these moves will not disrupt the manufacturing of our products. Such disruptions could cause us to lose net revenues and damage our customer relationships.




                              Page 16 of 38 pages.

QUARTERLY RESULTS OF OPERATIONS

        The following table presents our operating results for the three-month periods ended June 30, 2000 and 1999 as a percentage of net revenues, represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                                       Three Months Ended
                                                      --------------------
                                                      June 30,    June 30,
                                                        2000        1999
                                                      --------    --------
       Net revenues                                      100%       100%
       Cost of revenues                                   58         59
                                                        ----        ---

         Gross margin                                     42         41
                                                        ----        ---
       Operating expenses:
         Research and development                         61         43
         Sales and marketing                              64         20
         General and administrative                       16          8
         In-process research and development costs        54          -
         Amortization of intangible asset                 12          -
         Amortization of deferred compensation             2          3
                                                        ----        ---
           Total operating expenses                      209         74
                                                        ----        ---
       Loss from operations                             (167)       (33)

       Total other income (expense), net                  10         (2)
                                                        ----        ---

               Net Loss                                 (157)%      (35)%
                                                        ====        ===



Net Revenues

        Net revenues for the three months ended June 30, 2000, decreased by approximately $0.2 million or 2% to $9.0 million compared to net revenues of $9.2 million for the same period in fiscal 1999. For the quarter ended June 30, 2000, approximately 58% of our net revenues came from sales to Hewlett-Packard Company and approximately 37% of our net revenues came from sales to Compaq Computer Corporation. We expect a majority of our net revenues in the foreseeable future to be derived from a limited number of customers. For the quarter ended June 30, 1999, approximately 29%, 31% and 15% of our net revenues came from sales to Hewlett-Packard Company, Compaq Computer Corporation and Bell Microproducts, Inc., respectively.

        The decrease in net revenues is primarily attributable to a decrease in orders from our distribution channel partners due to decreased sell-through to end-user customers, which resulted in a corresponding decrease in net revenues of approximately $6.0, or 40%, for the quarter ended June 30, 2000, compared to net revenues for the quarter ended March 31, 2000. For the quarter ended June 30, 2000, 97% of our net revenues came from sales to OEM customers as compared to 72% net revenues represented by sales to OEM customers during the quarter ended June 30, 1999, respectively. Although we have taken several actions to improve the ability of our distribution channel partners to sell our products to end-users, we can not assure you that demand for our products through the distribution channel will increase. If we are unable to effectively leverage sales through our distribution channel partners, our net revenues may


                              Page 17 of 38 pages.

continue to decline and our business could be harmed. International sales represented 34% and 31% of our net revenues for the quarter ended June 30, 2000 and June 30, 1999, respectively.



                              Page 18 of 38 pages.

Gross Margin

        Gross margin remained relatively constant at 42% or $3.8 million for the quarter ended June 30, 2000, compared to 41% or $3.8 million for the quarter ended June 30, 1999.

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

        Research and development expenses increased by 41% to $5.5 million for the quarter ended June 30, 2000, up from $3.9 million for the quarter ended June 30, 1999. These increases are primarily due to additional research and development personnel, including the addition of our strategic research and development team, and the cost of development of the Capellix switch product, Axxess Network Storage Pool product, Geminix and other router technology, our fibre channel fabric backbone switch and other future products. We believe that a significant level of investment in product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development such that research and development expenses will continue to increase in absolute dollars.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with trade shows, promotional activities, travel expenses and other related expenses.

        Sales and marketing expenses increased by 203% to $5.7 million during the quarter ended June 30, 2000, up from $1.9 million for the quarter ended June 30, 1999. The increases are primarily attributable to increased staffing, the cost of supporting OEM customers, providing sales support for distribution customers, sales tools, training and other marketing and sales activities.

        We intend to continue to invest in our sales and marketing operations and efforts, both domestically and internationally, in order to increase market awareness and to generate additional sales of our products. However, we cannot be certain that any increased expenditures will result in higher net revenues. In addition, we believe our future success depends upon establishing additional successful relationships with a variety of selling partners. We believe that continued investment in sales and marketing is critical to our success and expect these expenses to continue to increase in absolute dollars in the future.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems.

        General and administrative expenses increased by 94% to $1.5 million for the quarter ended June 30, 2000, up from $0.8 million for the quarter ended June 30, 1999. These increases are primarily


                              Page 19 of 38 pages.

attributable to increases in personnel, additional expenses incurred related to the growth of our business, expansion of our information infrastructure and our operation as a public company.

        We expect general and administrative expenses to continue to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business, expansion of our information infrastructure and our operation as a public company.

In-process Research and Development Costs

        As a result of our acquisition of SmartSAN in April 2000, we expensed approximately $4.9 million as in-process research and development costs which represented approximately 19% of the purchase price and was attributed and supported by an analysis that identified revenue and costs on a project-by-project basis.

        The value assigned to purchased in-process technology, based on a discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility has not been established. As of the acquisition date, in-process projects consisted of the Geminix router and two other router products. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology and the completeness of each product at the time of the acquisition. The discount rate used was 35%. The percentage complete calculations for all products were estimated based on research and development expenses incurred to date and management's estimates of remaining development costs which do not differ materially from historical amounts. At the date of acquisition, all the Geminix router and two other products were determined to be 80%, 65% and 25% complete, respectively.

Amortization of Goodwill and Intangible Assets

        As a result of our acquisition of SmartSAN in April 2000, purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $21.0 million are being amortized over their estimated useful lives of five years on a straight-line basis. For the quarter ended June 30, 2000, Gadzoox amortized approximately $1 million of goodwill and intangible.

Amortization of Deferred Compensation

        In connection with the grant of stock options to employees, we recorded deferred compensation within stockholders' equity of approximately $3.0 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded amortization of deferred compensation of approximately $0.2 million and $0.3 million for the quarters ended June 30, 2000 and 1999, respectively.

        The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other Income (Expense), net


                              Page 20 of 38 pages.

        Interest income, net of interest expense related to our debt and lease obligations, includes income from our cash and cash equivalents and short-term investments, net of expenses related to our financing obligations.

        Interest income, net of interest expense, totaled $0.9 million for the quarter ended June 30, 2000. For the quarter ended June 30, 1999, interest expense, net of interest income, totaled $0.1 million. This increase is primarily due to interest income earned from investment of the proceeds received from the issuance of common stock from our initial public offering in July 1999 and by lower interest expense charged on the convertible note due to partial conversion of the note in connection with our initial public offering. This increase was partially offset by interest expense charged on capital lease obligations.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through private sales of convertible preferred stock, the issuance of a convertible note, equipment financing and proceeds from our initial public offering.

        For the three months ended June 30, 2000, we used $9.3 million in cash from operations compared to $2.8 for the same period in 1999. This represents an increase of 228% and is primarily due to an increase in our net loss of $14.2 million, in part due to a one-time charge of approximately $4.9 million for in-process research and development costs and the amortization of goodwill of approximately $1 million, both in connection with our acquisition of SmartSAN in April 2000 and an increase in inventories.

        For the three months ended June 30, 2000, Gadzoox used $1.5 million in cash from investing activities to acquire property and equipment compared to $0.6 million used in the same period in 1999. Additionally, we invested $1.5 million during the three months ended June 30, 2000 in short-term investments. In May 2000, we purchased 49,164 shares of Series C Preferred Stock of DataCore Software Corporation, a privately held strategic partner, at $20.34 per share for a total investment of approximately $1,000,000. For the three months ended June 30, 2000, we used approximately $1.2 million in cash for the acquisition of SmartSAN.

        In July 2000, we repaid approximately $3.1 million of principal and accrued interest on our note payable to Seagate. Accordingly, at June 30, 2000, and March 31, 2000, we classified our Seagate note payable as a current obligation. For the three months ended June 30, 2000, cash used by financing activities was $0.2 million. Cash provided by financing activities was $0.9 million for the three months ended June 1999.

        For the three months ended June 30, 2000, we did not acquire any equipment under capitalized leases. For the three months ended June 30, 1999, we acquired $0.2 million in equipment under capitalized leases. At June 30, 2000, we had $2.4 million in outstanding capitalized lease obligations.

         Cash, cash equivalents and short-term investments totaled $60.2 at June 30, 2000, down from $73.4 million at March 31, 2000. This decrease is primarily due to cash used in operations of $9.3 million. This decrease was partially offset by cash raised from the exercise of employee stock options.

        Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding and educating our distribution channels, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. We believe that our


                              Page 21 of 38 pages.

existing cash balances, credit facilities and cash generated from future operations will be sufficient to fund our operations for at least the next 12 months. However, we may require additional financing within this time frame and there can be no assurances that this additional funding, if needed, will be available on terms acceptable to us or at all.


                              Page 22 of 38 pages.

RISK FACTORS

        You should carefully consider the following risk factors and all other information contained in this Form 10-Q. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. See also page 13 of this document for a discussion of forward-looking statements. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks.

WE HAVE INCURRED SIGNIFICANT LOSSES IN EVERY FISCAL YEAR AND FISCAL QUARTER SINCE OUR INCEPTION AND WE MAY NEVER BECOME PROFITABLE.

   We have incurred significant losses since inception and expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. As of June 30, 2000, our accumulated deficit was $53.6 million and we expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we will need to generate increased net revenues to achieve profitability. Further, even if we achieve profitability, given the competition in, and the evolving nature of the storage area networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUES FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES, AND, BECAUSE MOST OF OUR EXPENSES ARE FIXED IN THE SHORT-TERM, WE MAY NOT BE ABLE TO DECREASE OUR EXPENSES IN A TIMELY MANNER TO OFFSET ANY UNEXPECTED SHORTFALL IN REVENUES.

   We have generated net revenues for less than six years and, thus, we have only a short history from which to predict future net revenues. This limited operating experience, combined with the rapidly evolving nature of the SAN market in which we sell our products, reduces our ability to accurately forecast our quarterly and annual revenue. Further, we plan our operating expenses based primarily on these revenue projections. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. For example, during the quarter ended June 30, 2000, orders from our distribution channel partners were significantly lower than expected due to decreased sell-through to end-user customers which resulted in a corresponding decrease in net revenues of approximately $6.0 million, or 40% compared to net revenues for the quarter ended March 31, 2000. Also, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip product, which resulted in a corresponding decrease in net revenues. If a similar situation were to occur in the future, we may incur additional unexpected losses which could seriously harm our business. For further financial information relating to our business, see "Notes to Condensed Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                              Page 23 of 38 pages.

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

   Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in future periods, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may drop. For example, net revenues for the quarter ended June 30, 2000 were 40% lower than net revenues for the quarter ended March 31, 2000, as a result of a decline in orders from our distribution channel partners.

IF OUR DISTRIBUTION CHANNEL PARTNERS ARE UNABLE OR UNWILLING TO RESELL OUR PRODUCTS, OUR NET REVENUES WILL DECREASE AND OUR BUSINESS WILL BE HARMED.

   During fiscal 2000, 35% of our net revenues were derived from sales to distribution channel partners. During the three months ended June 30, 2000, approximately 2% of our net revenues were derived from sales to distribution channel partners. Our OEM customers have demonstrated the ability to resell our SAN products due, in part, to the length of time they have been involved in the SAN marketplace and the strength of their internal technical, sales and marketing structures. Our distribution channel partners have participated in the SAN market for a shorter period of time and often do not have trained technical, sales and marketing staff. As a result, they are not as well positioned as our OEM customers to provide full solution sales. Additionally, distribution channel partners may not be able to effectively compete with


                              Page 24 of 38 pages.

OEMs. For example, net revenues for the quarter ended June 30, 2000 were 40% lower than net revenues for the quarter ended March 31, 2000 as a result of a decline in orders from our distribution channel partners due to slower than expected sell-through to end-user customers. Although we have taken several actions to improve our distribution channel partners' abilities to sell our products to end-users, we can not assure you that demand for our products through the distribution channel will increase. If we are unable to effectively leverage sales through our distribution channel partners, our net revenues may continue to decline, and our business could be harmed. The inability or unwillingness of our distribution channel partners to resell SAN networking equipment, including full SAN solutions, would significantly reduce our net revenues which would harm our business.

BECAUSE WE DEPEND ON A FEW KEY OEM AND DISTRIBUTION CHANNEL PARTNERS, THE LOSS OF ANY OF THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR NET REVENUES.

   We depend on a few key OEM and distribution channel partners. In fiscal 2000, approximately 72% of our net revenues came from four customers with sales to Hewlett-Packard Company, Compaq Computer Corporation, Bell Microproducts, Inc. and Tokyo Electron Limited, each accounting for 10% or more of our net revenues. For the quarter ended June 30, 2000, approximately 58% of our net revenues came from sales to Hewlett-Packard Company and 37% of our net revenues came from Compaq Computer Corporation. Although we intend to expand our distribution and original equipment manufacture customer bases, we anticipate that our operating results will continue to depend on sales to a relatively small number of customers. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For example, net revenues for the quarter ending June 30, 2000, were 33% less than net revenues for the quarter ended March 31, 2000, as a result of a decline in orders from our distribution channel partners due to slower than expected sell-through to end-user customers. As another example, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip product, and in December 1998, Hewlett-Packard Company unexpectedly reduced orders for our Gibraltar 10-port product. Digital Equipment Corporation's order cancellation resulted in a reduction of anticipated net revenues by approximately 12% for the fiscal year ended March 31, 1999.

OUR RELIANCE ON OEM CUSTOMERS AND DISTRIBUTION CHANNEL PARTNERS AND THE LENGTHY PROCESS REQUIRED TO ADD THESE PARTNERS MAY IMPEDE THE GROWTH OF OUR NET REVENUES.

   We rely on OEM customers and distribution channel partners to distribute and sell our products. As a result, our success depends substantially on (1) our ability to initiate, manage and expand our relationships with significant OEM customers, (2) our ability to attract distribution channel partners that are able and willing to sell our products and (3) the sales efforts of these OEM customers and distribution channel partners. Our OEM customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new technologies, including our products. Based on our experience with our larger OEM customers, this evaluation process is lengthy and has historically been as long as nine months. This process is also complex and may require significant sales, marketing and management efforts on our part. The complexity of this process increases if we must qualify our products with multiple customers at the same time. In addition, once our products have been qualified, the length of the sales cycle of each of our OEM customers may vary depending upon whether our products are being bundled with another product or are being sold as an option or add-on. Sales to distribution channel partners may also require lengthy sales and marketing cycles. Additionally, as a result of lower than expected net revenues from our distribution channel partners, we have taken several actions to improve sell-through at the end-user level. As a result, we may expend significant resources in developing partner relationships before recognizing any revenue. We may not be able to manage and expand our


                              Page 25 of 38 pages.

relationships with OEM customers and distribution channel partners successfully and they may be unwilling or unable to market our products successfully. Moreover, our agreements with OEM customers and distribution channel partners have no minimum purchase commitments. Our failure to manage and expand our relationships with OEM customers and distribution channel partners or their failure or unwillingness to market our products could substantially reduce our net revenues and seriously harm our business.

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

   We believe that our existing cash balances, credit facilities and cash flow expected to be generated from future operations, will be sufficient to meet our capital requirements at least through the next 12 months. However, we may be required, or could elect, to seek additional funding prior to that time. In the event we are required to raise additional funds we may not be able to do so on favorable terms, if at all. Further, if we issue new equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. For additional information on our anticipated future capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

   The market for SANs and related hub and switch products has only recently begun to develop and is rapidly evolving. Because the SAN market is new, it is difficult to predict its potential size or future growth rate. Our products are used exclusively in SANs. Accordingly, widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. The speed at which customers adopt current and new products for SANs is highly unpredictable. Our success in generating net revenues in this emerging market will depend on, among other things, our ability to:

   - educate potential OEM customers, distribution channel partners and end users about the benefits of SANs, as well as hub, switch, router and network storage pool technologies;

   - maintain and enhance our relationships with our OEM customers and channel partners;

   - predict and base our products on standards which ultimately become industry standards; and

   - predict and deliver new and innovative products demanded by the storage area marketplace.


                              Page 26 of 38 pages.

   In addition, SANs are often implemented in connection with deployment of new storage systems and servers. Accordingly, our future success is also substantially dependent on the market for new storage systems and servers.

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS MAY SUFFER IF DEMAND FOR ANY OF THESE PRODUCTS DECLINES OR FAILS TO DEVELOP AS WE EXPECT.

   We derive a substantial portion of our net revenues from a limited number of products. Specifically, in fiscal 2000 and for the quarter ended June 20, 2000, the majority of our net revenues were derived from our hub and switch products. We expect that net revenues from our hub and switch products will continue to account for a substantial portion of our total net revenues for the foreseeable future. There is no assurance that our Geminix and Axxess products, as well as other products currently under development or that will be developed, will be adopted by end-users or our OEM or distribution channel partners or that significant net revenues would be derived if adopted. As a result, for the foreseeable future, we will continue to be subject to the risk of a significant decrease in net revenues if demand for our hub and switch products decline. Therefore, continued market acceptance of our hub, switch, router and Axxess products is critical to our future success. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

   - growth and changing requirements of the SAN and hub and switch product markets;

   - availability, price, quality and performance of competing products and technologies;

   -  performance, quality, price and total cost of ownership of our products;
      and

   - successful development of our relationships with existing and potential OEM customers and distribution channel partners.

OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

   Our future success depends upon our ability to address the rapidly changing SAN market including changes in relevant industry standards and the changing needs of our customers by developing and introducing high-quality, technologically-progressive, cost-effective products, product enhancements and services on a timely basis. In May 1999, we announced the launch of our Capellix switch and commenced initial shipments in September 1999. Additionally, we commercially shipped our Geminix product and introduced our Axxess product during the quarter ended June 30, 2000, and we expect to release our fibre channel backbone switch and another router product later in fiscal 2001. Our future net revenue growth will be dependent on the success of these and other new products, and we may not be able to develop and introduce these or other new products successfully in the time frame we expect. Further, we cannot be certain of the demand for, and market acceptance of, these and other new products. In addition, we must successfully manage the introduction of new or enhanced products to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet our customers' demands. Our net revenues may be reduced if we fail to develop product enhancements, if we fail to introduce new products, if we do not successfully manage inventories of our older products or if any new products or product enhancements that we develop and introduce are not broadly accepted.


                              Page 27 of 38 pages.

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

WE WILL BE UNABLE TO MANUFACTURE OR SELL OUR PRODUCTS IF OUR SOLE CONTRACT MANUFACTURER IS UNABLE TO MEET OUR MANUFACTURING NEEDS.

   Sanmina Corporation, a third-party manufacturer for numerous companies, manufactures all of our products at its Guntersville, Alabama facility. Sanmina Corporation is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order which has been accepted by Sanmina Corporation. If Sanmina Corporation experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues and our competitive position and reputation. Further, our business would be harmed if we fail to effectively manage the manufacture of our products. We generally place orders with Sanmina Corporation at least two months prior to scheduled delivery of products to our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Sanmina Corporation or adequate quantities of components to meet our customers' delivery requirements or we may accumulate excess inventories. In the future, we intend to work with additional new contract manufacturers that can potentially manufacture our higher volume products at lower costs in foreign locations. We could experience difficulties and disruptions in the manufacture of our products while we transition to new facilities. Manufacturing disruptions could prevent us from achieving timely delivery of products and could result in lost net revenues. Additionally, we must coordinate our efforts with those of our suppliers and Sanmina Corporation, and our other new third party manufacturers, to rapidly achieve volume production. Although we have not experienced supply problems with Sanmina Corporation, we have experienced delays in product deliveries from one of our former contract manufacturers. Moreover, we may in the future need to find additional contract manufacturers that can manufacture our products in higher volume and at lower costs. We may not find a contract manufacturer that meets our needs. Additionally, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, we may lose net revenues and our customer relationships may suffer.

BECAUSE WE DEPEND ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR KEY COMPONENTS, WE ARE SUSCEPTIBLE TO SUPPLY SHORTAGES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

   We depend upon a single source for each type of our application-specific integrated circuits, or ASICs, and limited sources of supply for several key components, including, but not limited to, power supplies, chassis and optical transceivers. We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. Because we rely on Sanmina Corporation, and now our newer contract manufacturer, to procure components required for the manufacture of our products, Sanmina Corporation may suffer component shortages. If we or our contract manufacturing partners are unable to buy these components, we will not be able to manufacture our products on a timely basis which would harm our business

                              Page 28 of 38 pages.

BECAUSE WE ORDER COMPONENTS AND MATERIALS BASED ON ROLLING FORECASTS, WE MAY OVERESTIMATE OR UNDERESTIMATE OUR COMPONENT AND MATERIAL REQUIREMENTS, WHICH COULD INCREASE OUR COSTS OR PREVENT US FROM MEETING CUSTOMER DEMAND.

   We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors, such as, specific supplier requirements, contract terms and current market demand for such components. As a result, our component requirement forecasts may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our business and operating results.

OUR OPERATING RESULTS MAY SUFFER BECAUSE OF COMPETITION IN THE SAN MARKET, AS WELL AS ADDITIONAL COMPETITION FROM DATA NETWORKING COMPANIES AND ENTERPRISE SOFTWARE DEVELOPERS.

   The market for our SAN hub, switch and router products is competitive, and is likely to become even more competitive. In the SAN market, our current competitors include Ancor Communications, Inc., Brocade Communications Systems, Inc., Emulex Corporation, McData Corporation, Vixel Corporation, Cornerstone, Chaparral Network Storage, Inc., Atto and Pathlight. In addition to these companies, we expect new SAN competitors to emerge. In the future, we may also compete against data networking companies which may develop SAN products. Furthermore, although we currently offer products that complement the software products offered by Legato Systems, Inc. and Veritas Software Corporation, they and other enterprise software developers may in the future compete with us. We also compete with providers of data storage solutions that employ traditional storage technologies, including small computer system interface-based technology such as Adaptec, Inc., LSI Logic Corporation and QLogic Corporation. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Moreover, we have only recently begun to offer SAN switch, router and Axxess products. Therefore, we may not be able to compete successfully in the SAN switch product market.

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


                              Page 29 of 38 pages.

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

WE HAVE EXPERIENCED A PERIOD OF RAPID GROWTH, AND IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE THIS AND FUTURE GROWTH, OUR BUSINESS MAY SUFFER.

   We have recently experienced a period of rapid growth. At March 31, 1997, we had a total of 38 employees, and at June 30, 2000, we had a total of 213 employees. We plan to continue to hire new employees to expand our operations significantly to pursue existing and potential market opportunities. This growth will place a significant demand on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. Our key personnel have limited experience managing this type of growth. If we cannot manage growth effectively, our business could suffer.

BECAUSE OUR INTELLECTUAL PROPERTY IS CRITICAL TO THE SUCCESS OF OUR BUSINESS, OUR OPERATING RESULTS WOULD SUFFER IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.


                              Page 30 of 38 pages.

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

   Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting litigation could subject us to significant liability for damages and could cause our proprietary rights to be invalidated. Litigation, regardless of the merits of the claim or outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

   - stop using the challenged intellectual property or selling our products or services that incorporate it;

   - obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which license may not be available on reasonable terms, or at all; or

   - redesign those products or services that are based on or incorporate the challenged intellectual property.

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


                              Page 31 of 38 pages.

and competing standards may emerge that may be preferred by OEM customers or end users. If other companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could suffer.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

   For the fiscal year ended March 31, 2000, approximately 30% of our net revenues were from international sales activities, and for the quarter ended June 30, 2000, approximately 34% of our net revenues were from international sales activities. We plan to continue to increase our international sales activities. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

   - multiple protectionist, adverse and changing governmental laws and regulations;

   -  reduced or limited protections of intellectual property rights;

   -  potentially adverse tax consequences resulting from changes in tax laws;
      and

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

WE MAY BECOME INVOLVED IN COSTLY AND TIME-CONSUMING LITIGATION THAT MAY SUBSTANTIALLY INCREASE OUR COSTS AND THEREBY HARM OUR BUSINESS.

    We may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. For example, in May 1999, a former employee filed a complaint against us. The parties have voluntarily agreed to participate in a mediation session that we expect to occur within the next 60 days. If mediation is unsuccessful, discovery will commence and Gadzoox intends to defend against the charges. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm Gadzoox' business and, financial condition and results of operations.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS' EQUITY AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

    As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our market or enhance our technical capabilities, or that may otherwise offer growth opportunities. For example, in April 2000, we completed our acquisition of SmartSAN Systems, Inc. While we have no additional current agreements or negotiations underway, we may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

   - issue stock that would dilute our current stockholders' percentage ownership;


                              Page 32 of 38 pages.

   -   incur debt; and

   -   assume liabilities.

   These purchases could also involve numerous risks, including:

   -  problems integrating the purchased operations, technologies or products;

   -  unanticipated costs;

   -  diversion of management's attention from our core business;

   - adverse effects on existing business relationships with suppliers and customers;

   - risks associated with entering markets in which we have no or limited prior experience; and

   -  potential loss of key employees of purchased organizations.

   We may not be able to successfully integrate any businesses, products, technologies or personnel that we might purchase in the future.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS.

   As of June 30, 2000, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 37% of our outstanding common stock. As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK
PRICE.

    As of June 30, 2000, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 37% of our outstanding common stock, which they are able to sell in the public market. Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

   - authorizing our board of directors to issue preferred stock without stockholder approval;

   - providing for a classified board of directors with staggered, three-year terms;


                              Page 33 of 38 pages.

   -  prohibiting cumulative voting in the election of directors;

   - requiring super-majority voting to effect significant amendments to our certificate of incorporation and bylaws;

   -  limiting the ability of stockholders to call special meetings;

   -  prohibiting stockholder actions by written consent; and

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2000, all of our investments were in cash equivalents and short-term investments. See Note 3 of the Notes to the Condensed Financial Statements.

        We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

                              Page 34 of 38 pages.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        From time to time, Gadzoox may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. For example, in May 1999, a former employee filed a complaint against Gadzoox. The parties have voluntarily agreed to participate in a mediation session that we expect to occur within the next 60 days. If mediation is unsuccessful, discovery will commence and Gadzoox intends to defend against the charges. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm Gadzoox' business and, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        In connection with its initial public offering in July of 1999, Gadzoox filed a Registration Statements on Form S-1, SEC File No. 333-78029 (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on July 19, 1999. Pursuant to the Registration Statement, Gadzoox registered 4,025,000 shares of its common stock, par value of $0.005 per share, including 525,000 shares sold to the underwriters upon the exercise of their over-allotment option. The aggregate offering price of the shares registered was $84.5 million, $5.9 million of which was applied toward the underwriters discounts and commissions. Other expenses related to the offering were approximately $1.1 million. Gadzoox received net proceeds of approximately $77.5 million from the sale of common stock in the initial public offering. Managing underwriters of the offering were Credit Suisse First Boston, Hambrecht & Quist, and Morgan Keegan & Company, Inc.

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


                              Page 35 of 38 pages.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:
            27.1  Financial Data Schedule

        (b) Reports on Form 8-K:
               We filed an Amended Current Report for Form 8-K dated May 16, 2000 amending a previously filed report concerning the acquisition of SmartSAN Systems, Inc.

               We filed a Current Report on Form 8-K dated June 19, 2000 to report the issuance of a press release concerning expected results for the quarter ending June 30, 2000.

               We filed a Current Report on Form 8-K dated July 13, 2000 to report the issuance of a press release announcing earnings for the quarter ended June 30, 2000.

               We filed a Current Report on Form 8-K dated August 7, 2000 to report the amendment of our previously announced financial results for the quarter ended June 30, 2000 relating to the acquisition of SmartSAN Systems, Inc. initially reported using the pooling of interests method of accounting and amended to report the acquisition using the purchase accounting method.


                              Page 36 of 38 pages.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000              GADZOOX NETWORKS, INC.
      ----------------              (Registrant)

                                    /s/ Michael Parides
                                    ---------------------------
                                    MICHAEL PARIDES
                                    President and Chief Executive Officer

                                    /s/ Christine E. Munson
                                    ----------------------------
                                    CHRISTINE E. MUNSON
                                    Chief Financial Officer and
                                    Vice President of Administration




                              Page 37 of 38 pages.

                                 EXHIBIT INDEX


     EXHIBIT
       NO.                             DESCRIPTION
     -------                           -----------
      27.1                       Financial Data Schedule