Form 10-Q
period 2000-09-30
GADZOOX NETWORKS INC
filed 2000-11-13
CIK 1084722

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITIES EXCHANGE ACT OF 19343

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

                                Yes [X]   No [ ]

The number of shares outstanding of the Registrant's Common Stock on September 30, 2000 was 27,978,590 shares.


                               Page 1 of 37 pages.

                             GADZOOX NETWORKS, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                              Page
                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets as of September 30, 2000 and March 31, 2000

          Condensed Statements of Operations for the Three Months and Six
          Months Ended September 30, 2000 and 1999

          Condensed Statements of Cash Flows for the Six Months Ended
          September 30, 2000 and 1999

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of  Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

     THIS FORM 10-Q contains forward-looking statements that relate to future events or our future performance such as future product development and deployment including development and deployment of the Geminix router, the Axxess Network Storage Pool product, a fibre channel fabric backbone switch and other future products, prospects for profitability, percentage of revenues derived from products, our investment in research and development, sales and marketing and general and administrative activities and the evolution of SAN capabilities and the market for SAN products. In certain cases you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. Our actual results could differ materially from those


                               Page 2 of 37 pages.

anticipated in these forward-looking statements as a result of various factors, including but not limited to market acceptance of our new products and the speed at which customers adopt current and new products for SANs; the ability and willingness of our distribution channel partners to sell our products; growth rates of the market segment within which we participate; our ability to develop, introduce, ship and support new products; our ability to meet future capital requirements; competition in our industry and the timing of new technology and product introductions and the ability to retain and hire skilled personnel. We assume no obligation to update any such forward-looking statements.


                               Page 3 of 37 pages.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             GADZOOX NETWORKS, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     September 30,     March 31,
                                                         2000            2000
                                                     -------------     ---------
                                                      (unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents ....................      $ 10,775         $ 42,830
   Short-term investments .......................        30,695           30,619
   Accounts receivable, net .....................         7,225           14,131
   Inventories ..................................         9,034            6,665
   Prepaid expenses and other current assets ....         2,933            2,464
                                                       --------         --------
         Total current assets ...................        60,662           96,709
Property and equipment, net .....................         7,551            6,495
Goodwill ........................................        18,869               --
Other assets ....................................         1,517              292
                                                       --------         --------
                                                       $ 88,598         $103,496
                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of note payable ...............      $     33       $    3,248
  Current portion of capital lease obligations ..         1,257            1,545
  Accounts payable ..............................         6,202            7,079
  Compensation related accruals .................         1,625            1,534
  Other accrued liabilities .....................         4,569            2,008
                                                       --------         --------
         Total current liabilities ..............        13,686           15,414
Capital lease obligations, net of current portion           767            1,292
                                                       --------         --------
         Total liabilities ......................        14,453           16,706
                                                       --------         --------

Stockholders' equity:
  Common stock ..................................           139              134
  Additional paid-in capital ....................       152,300          127,251
  Deferred compensation .........................          (780)          (1,140)
  Accumulated deficit ...........................       (77,514)         (39,455)
                                                       --------         --------
         Total stockholders' equity .............        74,145           86,790
                                                       --------         --------
                                                       $ 88,598         $103,496
                                                       ========         ========

                  The accompanying notes are an integral part
                    of these condensed financial statements.


                               Page 4 of 37 pages.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       Three Months Ended             Six Months Ended
                                                    -----------------------       -----------------------
                                                    Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                                      2000           1999           2000           1999
                                                    --------       --------       --------       --------
Net revenues .................................      $  7,219       $ 11,081       $ 16,221       $ 20,292
Cost of revenues .............................        13,616          6,325         18,839         11,740
                                                    --------       --------       --------       --------
  Gross margin ...............................        (6,397)         4,756         (2,618)         8,552
                                                    --------       --------       --------       --------

Operating expenses:
  Research and development ...................         8,641          4,540         14,160          8,458
  Sales and marketing ........................         5,989          1,914         11,715          3,802
  General and administrative .................         2,344            866          3,829          1,629
  In-process research & development ..........            --             --          4,900             --
  Amortization of goodwill & intangible assets         1,048             --          2,096             --
  Amortization of deferred compensation ......           169            321            337            643
                                                    --------       --------       --------       --------
    Total operating expenses .................        18,191          7,641         37,037         14,532
                                                    --------       --------       --------       --------
Loss from operations .........................       (24,588)        (2,885)       (39,655)        (5,980)

Total other income, net ......................           710            936          1,595            795
                                                    --------       --------       --------       --------

Net loss .....................................      $(23,878)      $ (1,949)      $(38,060)      $ (5,185)
                                                    ========       ========       ========       ========

Basic net loss per share .....................      $  (0.86)      $  (0.09)      $  (1.38)      $  (0.39)
                                                    ========       ========       ========       ========

Weighted average shares used in computing
  basic net loss per share....................        27,782         21,199         27,608         13,455
                                                    ========       ========       ========       ========

Pro forma basic net loss per share ...........      $  (0.86)      $  (0.08)      $  (1.38)      $  (0.24)
                                                    ========       ========       ========       ========

Weighted average shares used in computing
  pro forma basic net loss per share .........        27,782         24,222         27,608         21,891
                                                    ========       ========       ========       ========

                    The condensed notes are an integral part to these condensed financial statements.


                               Page 5 of 37 pages.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              Six Months Ended
                                                                September 30,
                                                           -----------------------
                                                             2000           1999
                                                           --------       --------
Cash Flows from Operating Activities:
  Net loss .............................................   $(38,060)      $ (5,185)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization ......................      1,623          1,169
    Amortization of goodwill ...........................      2,096             --
    In-process research & development ..................      4,900             --
    Amortization of deferred compensation ..............        337            643
    Accelerated vesting of stock options ...............        293             --
    Inventory reserves .................................      6,732             --
    Accrued interest ...................................         27            319
  Changes in operating assets and liabilities;
  net of assets acquired:
      Accounts receivable ..............................      6,906         (2,836)
      Inventories ......................................     (9,101)           585
      Prepaid expenses and other assets ................       (675)          (364)
      Accounts payable and other accrued liabilities ...        914            (18)
                                                           --------       --------
        Net cash used in operating activities ..........    (24,008)        (5,687)
                                                           --------       --------

Cash Flows from Investing Activities:
  Purchases of property and equipment ..................     (2,595)          (654)
  Purchases of investments .............................     (1,000)            --
  Net cash used in the acquisition of SmartSAN,
     net of cash acquired ..............................     (1,167)            --
  Purchase of available for sale investments ...........        (76)       (47,793)
                                                           --------       --------
        Net cash used for investing activities .........     (4,838)       (48,477)
                                                           --------       --------

Cash Flows from Financing Activities:
  Payments on note payable .............................     (3,555)          (182)
  Payments on capital lease obligations ................       (813)          (570)
  Proceeds from issuance of common stock to employees...      1,159            392
  Proceeds from issuance of common stock in the
    initial public offering ............................         --         84,525
  Offering costs relating to the issuance of
    common stock .......................................         --         (7,030)
                                                           --------       --------
         Net cash used for financing activities ........     (3,209)        77,135
                                                           --------       --------
Net decrease in cash and cash equivalents ..............    (32,055)        23,001
Cash and cash equivalents at beginning of period .......     42,830         12,202
                                                           --------       --------
Cash and cash equivalents at end of period .............   $ 10,775       $ 35,203
                                                           ========       ========

Supplemental Cash Flow Information:
Cash paid for interest .................................   $    157       $    118
                                                           ========       ========
Property and equipment acquired under capital
   lease obligations ...................................   $     --       $    676
                                                           ========       ========
Partial conversion of convertible note to
   common stock ........................................   $     --       $  9,617
                                                           ========       ========
Conversion of convertible preferred stock into
   common stock ........................................   $     --       $ 34,129
                                                           ========       ========

                    The condensed notes are an integral part to these condensed financial statements.


                               Page 6 of 37 pages.

                             GADZOOX NETWORKS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (Information for the three and six months ended
                        September 30, 2000 is unaudited)

1.   BASIS OF PRESENTATION

     The condensed financial statements included herein have been prepared by Gadzoox Networks, Inc. ("Gadzoox") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of March 31, 2000 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in Gadzoox' Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Securities and Exchange Commission on June 29, 2000, and as amended on July 31, 2000.

     In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and six months ended September 30, 2000, are not necessarily indicative of the results that may be expected for future quarters or the fiscal year ending March 31, 2001.

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

     Value of stock issued and options assumed                     $ 23,625,000
     Merger and other related costs paid in cash                      1,169,000
                                                                   ------------
          Total consideration                                      $ 24,794,000
                                                                   ============

     The allocation of the total consideration to the fair value of acquired assets and liabilities is as follows:

     Fair value of net assets acquired and liabilities assumed     $ (1,071,000)
     Goodwill                                                        20,965,000
     In-process research and development                              4,900,000
                                                                   ------------
                                                                   $ 24,794,000
                                                                   ============

     At the time of the acquisition, Gadzoox expensed approximately $4,900,000 of purchased in-process research and development costs. Other purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $20,965,000 are being amortized over their estimated useful lives of five years on a straight-line basis. For the quarter ended and six months ended


                               Page 7 of 37 pages.

September 30, 2000, Gadzoox amortized approximately $1,048,000 and $2,096,000 of goodwill and intangible assets, respectively.

     The $4,900,000 expensed as in-process research and development costs represented approximately 20% of the purchase price and was attributed and supported by an analysis that identified revenue and costs on a project-by-project basis. The value assigned to purchased in-process technology, based on a discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility has not been established. As of the acquisition date, in-process projects consisted of the Geminix router and two other router products. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology and the completeness of each product at the time of the acquisition. The discount rate used was 35%. The percentage complete calculations for all products were estimated based on research and development expenses incurred to date and management's estimates of remaining development costs, which do not differ materially from historical amounts. At the date of acquisition, the Geminix router and two other products under development at the time of the acquisition were determined to be 80%, 65% and 25% complete, respectively.

3.   NET LOSS PER SHARE

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128") for all periods presented. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of an initial public offering must be included in the calculation of basic and diluted net loss per share as if such stock has been outstanding for all periods presented. To date, Gadzoox has not had any issuances or grants for nominal consideration.

     In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic net loss per share has been computed as described above and assuming the conversion of convertible preferred stock into an equivalent number of common shares, as if the shares had converted on the dates of their issuance.


                               Page 8 of 37 pages.

     The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):

                                              Three Months Ended            Six Months Ended
                                           -----------------------       -----------------------
                                           Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                             2000           1999           2000           1999
                                           --------       --------       --------       --------
                                                 (unaudited)                   (unaudited)
Net loss ...............................   $(23,878)      $ (1,949)      $(38,060)      $ (5,185)
                                           ========       ========       ========       ========
Basic:
Weighted average shares of common stock
  outstanding ..........................     27,782         21,434         27,608         13,740
Less: Weighted average shares of common
  stock subject to repurchase ..........         --           (235)            --           (285)
                                           --------       --------       --------       --------
Weighted average shares used in
  computing basic net loss per share ...     27,782         21,199         27,608         13,455
                                           ========       ========       ========       ========

Basic net loss per share ...............   $  (0.86)      $  (0.09)      $  (1.38)      $  (0.39)
                                           ========       ========       ========       ========

Pro forma:
Net loss ...............................   $(23,878)      $ (1,949)      $(38,060)      $ (5,185)
                                           ========       ========       ========       ========

Shares used above ......................     27,782         21,199         27,608         13,455
Pro forma adjustment to reflect weighted
  average effect of assumed conversion
  of convertible preferred stock .......         --          3,023             --          8,436
                                           --------       --------       --------       --------
Weighted average shares used in
  computing pro forma basic net
  loss per shares ......................     27,782         24,222         27,608         21,891
                                           ========       ========       ========       ========

Pro forma basic net loss per share .....   $  (0.86)      $  (0.08)      $  (1.38)      $  (0.24)
                                           ========       ========       ========       ========


4.   CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All highly liquid investment securities with original maturities of three months or less are considered cash equivalents. Available for sale investments not intended to be held to maturity with original maturities of more than three months are considered short-term investments. Management determines the appropriate classification of investments in debt and equity securities at the time of purchase. All of Gadzoox' investments are classified as available for sale. At September 30, 2000, Gadzoox held $10.8 and $30.7 million in cash and cash equivalents and short-term investments, respectively. All investments are stated at fair market value.


                               Page 9 of 37 pages.

5.   INVENTORIES

     Inventories are stated at the lower of cost or market, on a first in, first out method. Inventories consist of the following (in thousands):

                             September 30,       March 31,
                                 2000              2000
                             -------------       ---------
                              (unaudited)
     Raw materials ..........   $5,455            $3,582
     Work-in-progress .......      606                58
     Finished Goods .........    2,973             3,025
                                ------            ------
                                $9,034            $6,665
                                ======            ======


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

     On July 31, 2000, the Company repaid, in full, the outstanding principal and accrued interest under the loan of approximately $3.1 million in cash. As a result of the repayment, the Company reclassified the amount of the convertible note at March 31, 2000, of $3.1 million from long-term liabilities to short-term liabilities.

7.   LEGAL PROCEEDINGS

     From time to time, Gadzoox may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. In May 1999, a former employee filed a complaint against Gadzoox and in September 2000 the plaintiff and Gadzoox settled this lawsuit out of court. This settlement did not have a material adverse affect on Gadzoox' financial condition or results of operations during the three months ended September 30, 2000. Litigation is subject to inherent uncertainties, and an adverse result in other matters could arise from time to time that may harm Gadzoox' business and financial condition and results of operations.

8.   COMMON STOCK


                              Page 10 of 37 pages.

1999 EMPLOYEE STOCK PURCHASE PLAN

     In May 1999, the Board of Directors approved the adoption of Gadzoox' 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The stockholders approved the Stock Purchase Plan on June 19, 1999. A total of 150,000 shares of common stock were initially reserved for issuance under the Stock Purchase Plan. The number of shares reserved for issuance under the Stock Purchase Plan are subject to annual increases to be added on the first day of Gadzoox' fiscal year, beginning in 2000, and equal to the lesser of (a) 250,000 shares, (b) 0.5% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. Accordingly, in April 2000, an additional 250,000 shares of Common Stock were automatically reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan allows eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock. As of September 30, 2000, 93,562 shares had been purchased from the Stock Purchase Plan.

1993 STOCK OPTION PLAN

     In May 1999, the Board of Directors approved and adopted an Amended and Restated 1993 Stock Option Plan (the "Amended Plan"). The Amended Plan was approved by the stockholders on June 19, 1999 and was effective upon the closing of Gadzoox' initial public offering on July 20, 1999. Under the Amended Plan, the number of shares authorized for issuance increased to 8,180,000. The number of shares reserved for issuance under the Amended Plan is subject to annual increases to be added on the first day of Gadzoox' fiscal year, and equal to the lesser of (a) 1,500,000 shares, (b) 1% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. Accordingly, in April 2000, an additional 1,342,092 shares of Common Stock were automatically reserved for issuance under the Amended Plan. In April 2000, the Board of Directors authorized an increase in the number of shares reserved for issuance under the Amended Plan by 1,400,000 shares and in October 2000, the stockholders of the Company approved this increase.

1999 DIRECTOR STOCK OPTION PLAN

     In May 1999, the Board of Directors approved the adoption of the 1999 Director Stock Option Plan (the "Director Plan"). The stockholders approved the Director Plan on June 19, 1999. The Director Plan provides for the automatic grant of 5,000 shares of common stock to each non-employee director on the later of the date of adoption of the Director Plan or the date on which such person first becomes a director (the "Initial Grant"). After the Initial Grant, the non-employee director will receive automatic annual grants of 2,500 shares of common stock. All shares granted under the Director Plan are 100% vested at the grant date and expire upon the earlier of three years or the resignation of the director from the Board of Directors. A total of 50,000 shares of common stock were initially reserved for issuance under the Director Plan. The number of shares reserved for issuance under the Director Plan is subject to annual increases, sufficient to bring the number of shares available for future issuance to 50,000 shares. Accordingly, in April 2000, an additional 25,000 shares of Common Stock were automatically reserved for issuance under the Director Plan. As of September 30, 2000, options to acquire 33,020 shares of common stock were outstanding under the Director Plan.

2000 NONSTATUTORY STOCK OPTION PLAN

     In June 2000, the Board of Directors approved the adoption of the 2000 Nonstatutory Stock Option Plan (the "NSO Plan"). The number of shares reserved for issuance under this Plan was 1,600,000. The NSO Plan is designed to issue stock option grants to only non-officer employees. Options shall vest at a rate of 1/48th each month for existing employees, subject to the optionee's continued employment with the Company, and for new employees 1/4th shall vest on the first anniversary date of the grant with the


                              Page 11 of 37 pages.

remainder vesting ratably at 1/48th per month. In August 2000, an additional 700,000 shares of Common stock were reserved under the Nonstatutory Stock Option Plan.

9.   BUSINESS SEGMENTS

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


                              Page 12 of 37 pages.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     This discussion contains forward-looking statements that relate to future events or our future performance such as future product development and deployment including development and deployment of the Geminix router, the Axxess Network Storage Pool product, a fibre channel fabric backbone switch and other future products, prospects for profitability, percentage of revenues derived from products, our investment in research and development, sales and marketing and general and administrative activities and the evolution of SAN capabilities and the market for SAN products. In certain cases you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to market acceptance of our new products and the speed at which customers adopt current and new products for SANs; the ability and willingness of our distribution channel partners to sell our products; growth rates of the market segment within which we participate; our ability to develop, introduce, ship and support new products; our ability to meet future capital requirements; competition in our industry and the timing of new technology and product introductions and the ability to retain and hire skilled personnel. We assume no obligation to update any such forward-looking statements.

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

     We were founded in April 1992 and initially developed electronic test equipment. Since October 1995, we have focused on developing fibre channel network products that address the needs of the SAN market. In fiscal 1997, we sold our patent rights to the electronic test equipment. Prior to fiscal 1998, our operating activities related primarily to increasing our research and development capabilities, designing and developing hardware and software products which we currently sell and staffing our administrative, marketing and sales organizations. Since our inception, we have incurred significant losses, and as of September 30, 2000, we had an accumulated deficit of $74.5 million and our net loss for the quarter ended September 30, 2000, was approximately $23.9 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant sales and marketing, product development and administrative expenses, and as a result, we need to generate significant net revenues to achieve and maintain profitability. For the past


                              Page 13 of 37 pages.

two quarters, revenues have decreased and we can provide no assurances that they will increase in the near future or at all.

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

     Value of stock issued and options assumed                      $23,625,000
     Merger and other related costs paid in cash                      1,169,000
                                                                    -----------
          Total Consideration                                       $24,794,000
                                                                    ===========

    The allocation of the total consideration to the fair value of acquired assets and liabilities is as follows:

     Fair value of net assets acquired and liabilities assumed      $(1,071,000)
     Goodwill                                                        20,965,000
     In-process research and development                              4,900,000
                                                                    -----------
                                                                    $24,794,000
                                                                    ===========

     At the time of the acquisition, Gadzoox expensed approximately $4,900,000 of purchased in-process research and development costs. Other purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $20,965,000 are being amortized over their estimated useful lives of five years on a straight-line basis. For the six months ended September 30, 2000, Gadzoox amortized approximately $2,096,000 of goodwill and intangible assets.

     We currently derive substantially all of our net revenues from sales of a limited number of products. During fiscal 2000, substantially all of our net revenues were derived from sales of our hub and switch products. We commenced commercial shipment of our Capellix 3000 switch products during the quarter ended December 31, 1999 and commenced commercial shipment of our Capellix 2000 switch products in the fiscal quarter ended March 31, 2000. During the fiscal quarter ended June 30, 2000, we derived initial revenues from our Geminix router product. We expect that as we continue to sell our Capellix switch products and our router and network storage pool products, our hub revenues will decrease as an overall percentage of our total net revenues in fiscal 2001. We may not be successful in our efforts to diversify our product base or complete the development of our fibre channel fabric backbone switch and other products under development. Also, we may not be successful in the adoption of new products. Additionally, even if our customers adopt our Capellix, Geminix and newer products, we can not assure you that our net revenues will increase.

     We depend on a few key customers. In fiscal 2000, approximately 72% of our net revenues came from four customers with sales to Hewlett-Packard, Compaq Computer Corporation, Bell Microproducts, Inc. and Tokyo Electron Limited, each accounting for more than 10% of our net revenues. For the six months ended September 30, 2000, approximately 85% of our net revenues came from two customers with approximately 46% from Hewlett Packard Company and 39% from Compaq Computer Corporation.

     We record product net revenues upon shipment and provide an allowance for product returns based on management's estimates or, if sales are to a new distributor or reseller, the Company recognizes revenue when sell through information has been received from the customer. Allowances for estimated sales returns are provided at the time of revenue recognition. Our past product return experience may not be indicative of future product return rates.


                              Page 14 of 37 pages.

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

     For the quarter ended September 30, 2000, Gadzoox recorded an increase in inventory reserve of $9.1 million for production cancellation penalties and excess inventory that was manufactured in reliance on the Company's earlier internal sales forcasts. As a result, gross margins were (89%) and (16%) of net sales for the three and six months ended September 30, 2000, respectively, compared to gross margins of 43% and 42% for the corresponding three and six month periods of fiscal year 2000.

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

     We currently outsource substantially our entire product manufacturing to Sanmina Corporation, a third-party manufacturer and manufacture our products in two of their locations in the United States. Our agreement with Sanmina Corporation provides for two months of rolling purchase orders and rolling forecasts for nine months immediately following the purchase order period. Purchase prices are negotiable throughout the three-year contract period. We are liable for materials that Sanmina Corporation purchases on our behalf that we cannot use, cannot be cancelled before receipt or are unique parts otherwise unusable by Sanmina Corporation. The agreement restricts our ability to reschedule orders and allows us to cancel existing orders subject to penalties of up to the total purchase price. Sanmina Corporation provides warranties on workmanship and pass-through warranties on component parts. Sanmina Corporation purchases most of the key components used to manufacture our products. Gadzoox obtains some of these key components, such as our application specific integrated circuits, or ASICs, from sole sources and other components, such as optical transceivers. If we inaccurately forecast demand for our products, Sanmina Corporation may be unable to provide us with adequate manufacturing capacity. In addition, Sanmina Corporation may not be able to obtain adequate supplies of components to meet our customers' delivery requirements. Alternatively, Sanmina Corporation may accumulate excess inventory for our account. In


                              Page 15 of 37 pages.

order to reduce the cost of sales, during the quarter ended September 30, 1999, we relocated substantially all of our manufacturing operations from Sanmina Corporation's manufacturing facility in Santa Clara, California to its manufacturing facility in Guntersville, Alabama. Additionally, in July 2000 we entered into an agreement with another contract manufacturing partner to manufacture our products in Thailand and, for a lower volume of products, to manufacture in San Jose, California. The relocation of certain of our manufacturing facilities is time consuming and expensive and there can be no assurance that these moves will not disrupt the manufacturing of our products. Such disruptions could cause us to lose net revenues and damage our customer relationships.


                              Page 16 of 37 pages.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents our operating results for the three and six month periods ended September 30, 2000 and 1999 as a percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                                  Three Months Ended       Six Months Ended
                                                 ---------------------   ---------------------
                                                 Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                                   2000        1999        2000        1999
                                                 ---------   ---------   ---------   ---------
Net revenues ...................................    100 %       100 %       100 %       100 %
Cost of revenues ...............................    189          57         116          58
                                                   ----        ----        ----        ----
  Gross margin .................................    (89)         43         (16)         42
                                                   ----        ----        ----        ----
Operating expenses:
  Research and development .....................    120          41          87          42
  Sales and marketing ..........................     83          17          72          19
  General and administrative ...................     32           8          24           8
  In-process research & development ............     --          --          30          --
 Amortization of goodwill & intangible assets...     15          --          13          --
 Amortization of deferred compensation .........      2           3           2           3
                                                   ----        ----        ----        ----
    Total operating expenses ...................    252          69         228          72
                                                   ----        ----        ----        ----
Loss from operations ...........................   (341)        (26)       (244)        (30)

Total other income (expense), net ..............     10           8          10           4
                                                   ----        ----        ----        ----
         Net Loss ..............................   (331)%       (18)%      (234)%       (26)%
                                                   ====        ====        ====        ====


Net Revenues

     Net revenues for the three months ended September 30, 2000, decreased by approximately $3.9 million or 35% to $7.2 million compared to net revenues of $11.1 million in the same period in fiscal 1999. Net revenues for the six months ended September 30, 2000, decreased by approximately $4.1 million or 20% to $16.2 million from $20.3 million in the same period of fiscal 1999. For the quarter ended September 30, 2000, approximately 31%, 41% and 15% of our net revenues came from sales to Hewlett-Packard Company, Compaq Computer Corporation and Wyle Systems. For the quarter ended September 30, 1999, approximately 45% of our net revenues came from sales to Hewlett-Packard Company and approximately 17% of our net revenues came from sales to Compaq Computer Corporation. We expect a majority of our net revenues in the foreseeable future to be derived from a limited number of customers.

     The primary reason for the decline in net revenues was the slower-than-planned adoption of our Capellix fibre channel switch which translated into a decrease in orders from our distribution channel partners due to decreased sell-through to end-user customers. This decrease in sell-through resulted in a corresponding decrease in net revenues of approximately $7.9 million, or 52%, for the quarter ended September 30, 2000, compared to net revenues for the quarter ended March 31, 2000. For the quarter ended September 30, 2000, 70% of our net revenues came from sales to OEM customers as compared to 71% of net revenues represented by sales to OEM customers during the quarter ended September 30, 1999. Although we have taken several actions to improve the ability of our distribution channel partners to sell our products to end-users, we cannot assure you that demand for our products through the distribution


                              Page 17 of 37 pages.

channel will increase. If we are unable to effectively leverage sales through our distribution channel partners, our net revenues may continue to decline and our business could be harmed. International sales represented 32% and 30% of our net revenues for the quarter ended September 30, 2000 and September 30, 1999, respectively.

 Gross Margin

     Gross margin decreased 235% to ($6.4) million for the quarter ended September 30, 1999, down from $4.8 million for the quarter ended September 30, 1999. For the six months ended September 30, 2000, gross margin decreased by 131% to ($2.6) million, down from $8.6 million for the six months ended September 30, 1999. The decrease in gross margin is primarily due to an increase in inventory reserve of $9.1 million for production cancellation penalties and excess inventory that was manufactured in reliance on the Company's earlier internal sales forcasts. Also contributing to the decrease in gross margin to a much lesser degree is lower sales volumes to distribution channel partners, for which gross margins are typically higher than for OEM customers, and the mix of products sold, some of which derive higher gross margins.

Research and Development Expenses

     Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred.

     Research and development expenses increased by 90% to $8.6 million for the quarter ended September 30, 2000, up from $4.5 million for the quarter ended September 30, 1999. For the six months ended September 30, 2000, research and development expenses increased by 67% to $14.2 million from $8.5 million in to the same period in fiscal 1999. These increases are primarily due to the hiring of additional research and development personnel, including the addition of our strategic research and development team and our two ASIC development teams, and the cost of development of the Capellix switch product and other future products. We believe that a significant level of investment in product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development such that research and development expenses will continue to increase in absolute dollars.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with trade shows, promotional activities, travel expenses and other related expenses.

     Sales and marketing expenses increased by 213% to $6.0 million during the quarter ended September 30, 2000, up from $1.9 million for the quarter ended September 30, 1999. For the six months ended September 30, 2000, sales and marketing expenses increased by 208% to $11.7 million from $3.8 million for the same period in fiscal 1999. The increases are primarily attributable to increased staffing, the cost of supporting OEM customers, providing sales support for distribution customers through Gadzoox Associates in Networking ("GAIN") program, comprehensive sales tools, in-depth training and other marketing and sales activities.


                              Page 18 of 37 pages.

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

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources, recruiting expenses, professional fees and costs associated with expanding our information systems.

     General and administrative expenses increased by 171% to $2.3 million for the quarter ended September 30, 2000, up from $0.9 million for the quarter ended September 30, 1999. For the six months ended September 30, 2000, general and administrative expenses increased by 135% to $3.8 million from $1.6 million in the same period in fiscal 1999. These increases are primarily attributable to increases in personnel, additional expenses incurred related to the growth of our business, expansion of our facilities and information infrastructure and our operation as a public company.

     We expect general and administrative expenses to continue to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business, expansion of our information infrastructure and our operation as a public company.

In-process Research and Development Costs

     As a result of our acquisition of SmartSAN in April 2000, we expensed approximately $4.9 million as in-process research and development costs which represented approximately 20% of the purchase price and was attributed and supported by an analysis that identified revenue and costs on a project-by-project basis.

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

Amortization of Goodwill and Intangible Assets


                              Page 19 of 37 pages.

     As a result of our acquisition of SmartSAN in April 2000, purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $21.0 million are being amortized over their estimated useful lives of five years on a straight-line basis. For the quarter and six months ended September 30, 2000, Gadzoox amortized approximately $1.0 million and $2.1 million, respectively, of goodwill and intangible.

Amortization of Deferred Compensation

     In connection with the grant of stock options to employees, we recorded deferred compensation within stockholders' equity of approximately $3.0 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded amortization of deferred compensation of approximately $0.2 million and $0.3 million for the quarters ended September 30, 2000 and 1999, respectively. For the six months ended September 30, 2000 compared to September 30, 1999, we amortized deferred compensation of approximately $0.3 million and $0.6 million, respectively. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other Income (Expense), net

     Interest income, net of interest expense related to our debt and lease obligations, includes income from our cash and cash equivalents and short-term investments, net of expenses related to our financing obligations.

     Interest income, net of interest expense, totaled $0.7 million for the quarter ended September 30, 2000. For the quarter ended September 30, 1999, interest expense, net of interest income, totaled $0.9 million. This decrease is primarily due to lower interest income earned from investment of the proceeds received from the issuance of common stock from our initial public offering in July 1999 due to cash used by the Company for operating, investing and financing activities. For the six months ended September 30, 2000, interest income, net of interest expense totaled $1.6 million compared to interest expense net of interest income of $0.8 million for the same period in 1999.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private sales of convertible preferred stock, the issuance of a convertible note, equipment financing and proceeds from our initial public offering.

     For the six months ended September 30, 2000, we used $24.0 million in cash for operations compared to $5.7 million for the same period in 1999. This represents a increase of 321% and is primarily due to an increase in our net loss to $38.1 million in the six months ended September 30, 2000 compared to our net loss of $5.2 million for the same period in fiscal 1999. The increase in our net loss is primarily due to a decline in net revenue and to a one-time reserve of $9.1 million for production cancellation penalties and excess inventory that was manufactured in reliance on the Company's earlier internal sales forcasts, a one-time charge of approximately $4.9 million for in-process research and development costs and the amortization of goodwill of approximately $2.1 million, both in connection with our acquisition of SmartSAN in April 2000.


                              Page 20 of 37 pages.

     For the six months ended September 30, 2000, Gadzoox used $2.6 million in cash from investing activities to acquire property and equipment compared to $0.7 million used in the same period in 1999. In May 2000, we purchased 49,164 shares of Series C Preferred Stock of DataCore Software Corporation, a privately held strategic partner, at $20.34 per share for a total investment of approximately $1,000,000. For the six months ended September 30, 2000, we used approximately $1.2 million in cash for the acquisition of SmartSAN.

     In July 2000, we repaid approximately $3.1 million of principal and accrued interest on our note payable to Seagate. Accordingly, at March 31, 2000, the Company reclassified the amount of the convertible note from long-term liabilities to short-term liabilities.

     For the six months ended September 30, 2000, cash used by financing activities was $3.2 million. Cash provided by financing activities was $77.1 million for the six months ended September 30, 1999, and the primary source of cash generation was from the sale of common stock in our initial public offering.

     For the six months ended September 30, 2000, we did not acquire any equipment under capitalized leases. For the six months ended September 30, 1999, we acquired $0.7 million in equipment under capitalized leases. At September 30, 2000, we had $2.0 million in outstanding capitalized lease obligations.

     Cash, cash equivalents and short-term investments totaled $41.5 million at September 30, 2000, down from $73.4 million at March 31, 2000. This decrease is primarily due to the cash used in operations of $24.0 million. This decrease was partially offset by cash raised from the exercise of employee stock options and the stock purchase made under the Employee Stock Purchase Plan in July 2000.

     Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. We believe that our existing cash balances, credit facilities and cash generated from future operations will be sufficient to fund our operations for at least the next 12 months. However, we may require additional financing within this time frame and there can be no assurances that this additional funding, if needed, will be available on terms acceptable to us, if at all.


                              Page 21 of 37 pages.

RISK FACTORS

     You should carefully consider the following risk factors and all other information contained in this Form 10-Q for the quarter ended September 30, 2000. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occurs, our business, operating results and financial condition could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks. See also page 2 of this document for discussion of forward-looking statements.

WE HAVE INCURRED SIGNIFICANT LOSSES IN EVERY FISCAL YEAR AND FISCAL QUARTER SINCE OUR INCEPTION AND MAY NEVER BECOME PROFITABLE.

     We have incurred significant losses since inception and expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. As of September 30, 2000, our accumulated deficit was $77.5 million and we expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we will need to generate increased net revenues to achieve profitability. Further, even if we achieve profitability, given the competition in, and the evolving nature of the storage area networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUES FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES, AND, BECAUSE MOST OF OUR EXPENSES ARE FIXED IN THE SHORT-TERM, WE MAY NOT BE ABLE TO DECREASE OUR EXPENSES IN A TIMELY MANNER TO OFFSET ANY UNEXPECTED SHORTFALL IN REVENUES.

     We have generated net revenues for less than six years and, thus, we have only a short history from which to predict future net revenues. This limited operating experience, combined with the rapidly evolving nature of the SAN market in which we sell our products, reduces our ability to accurately forecast our quarterly and annual revenue. Further, we plan our operating expenses based primarily on these revenue projections. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. For example, during the six months ended September 30, 2000, orders from our distribution channel partners were significantly lower than expected due to decreased sell-through to end-user customers which resulted in a corresponding decrease in net revenues of approximately $7.9 million, for the quarter ended September 30, 2000 or 52% compared to net revenues for the quarter ended March 31, 2000. Also, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip product, which resulted in a corresponding decrease in net revenues. If a similar situation were to occur in the future, we may incur additional unexpected losses which could seriously harm our business. For further financial information relating to our business, see "Notes to Condensed Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                              Page 22 of 37 pages.

control. The primary factors that may cause our quarterly net revenues and operating results to fluctuate include the following:

     o    fluctuations in demand for our products and services;

     o the ability and willingness of our distribution channel partners to sell our products;

     o the timing of customer orders and product implementations, particularly large orders from our customers;

     o our ability to develop, introduce, ship and support new products product enhancements;

     o the rate of adoption of SANs as an alternative to existing data storage and management systems;

     o announcements and new product introductions by our competitors and deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors;

     o    decreases in the prices at which we can sell our products;

     o our ability to obtain sufficient supplies of components, including sole or limited source components, at expected prices;

     o the mix of our hub and switch products sold and the mix of distribution channels through which they are sold;

     o    increases in the prices of the components we purchase;

     o our ability to maintain quality manufacturing standards for our products;

     o competitive technology developments which may decrease the demand for products based on the technology we utilize;

     o our ability to maintain, increase or quickly decrease the contract production of our products; and

     o the mix of our hubs, switches, routers, software and other products sold and the mix of distribution channels through which they are sold.

     Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in future periods, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may drop. For example, net revenues for the quarter ended September 30, 2000 were 52% lower than net revenues for the quarter ended March 31, 2000, as a result of a decline in orders from our distribution channel partners.

IF OUR DISTRIBUTION CHANNEL PARTNERS ARE UNABLE OR UNWILLING TO RESELL OUR PRODUCTS, OUR NET REVENUES WILL DECREASE AND OUR BUSINESS WILL BE HARMED.

     During fiscal 2000, 35% of our net revenues were derived from sales to distribution channel partners. During the six months ended September 30, 2000, approximately 10% of our net revenues were derived from sales to distribution channel partners. Our OEM customers have demonstrated the ability to resell our


                              Page 23 of 37 pages.

SAN products due, in part, to the length of time they have been involved in the SAN marketplace and the strength of their internal technical, sales and marketing structures. Our distribution channel partners have participated in the SAN market for a shorter period of time and often do not have trained technical, sales and marketing staff. As a result, they are not as well positioned as our OEM customers to provide full solution sales. Additionally, distribution channel partners may not be able to effectively compete with OEMs. For example, net revenues for the quarter ended September 30, 2000, were 52% lower than net revenues for the quarter ended March 31, 2000, as a result of a decline in orders from our distribution channel partners due to slower than expected sell-through to end-user customers. Although we have taken several actions to improve our distribution channel partners' abilities to sell our products to end-users, we can not assure you that demand for our products through the distribution channel will increase. If we are unable to effectively leverage sales through our distribution channel partners, our net revenues may continue to decline, and our business could be harmed. The inability or unwillingness of our distribution channel partners to resell SAN networking equipment, including full SAN solutions, would significantly reduce our net revenues which would harm our business.

BECAUSE WE DEPEND ON A FEW KEY ORIGINAL EQUIPMENT MANUFACTURER CUSTOMERS, THE LOSS OF ANY OF THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR NET REVENUES.

     We depend on a few key OEM and distribution channel partners. In fiscal 2000, approximately 72% of our net revenues came from four customers with sales to Hewlett-Packard Company, Compaq Computer Corporation, Bell Microproducts, Inc. and Tokyo Electron Limited, each accounting for 10% or more of our net revenues. For the six months ended September 30, 2000, approximately 46% of our net revenues came from sales to Hewlett-Packard Company and 39% of our net revenues came from Compaq Computer Corporation. Although we intend to expand our distribution and original equipment manufacture customer bases, we anticipate that our operating results will continue to depend on sales to a relatively small number of customers. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For example, net revenues for the quarter ended September 30, 2000, were 52% less than net revenues for the quarter ended March 31, 2000, as a result of a decline in orders from our distribution channel partners due to slower than expected sell-through to end-user customers. As another example, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip product, and in December 1998, Hewlett-Packard Company unexpectedly reduced orders for our Gibraltar 10-port product. Digital Equipment Corporation's order cancellation resulted in a reduction of anticipated net revenues by approximately 12% for the fiscal year ended March 31, 1999.

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


                              Page 24 of 37 pages.

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

     The market for SANs and related hub and switch products has only recently begun to develop and is rapidly evolving. Because the SAN market is new, it is difficult to predict its potential size or future growth rate. Our products are used exclusively in SANs. Accordingly, widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. The speed at which customers adopt current and new products for SANs is highly unpredictable. Our success in generating net revenues in this emerging market will depend on, among other things, our ability to:

     o educate potential OEM customers, distribution channel partners and end users about the benefits of SANs, as well as hub, switch, router and network storage pool technologies;


                              Page 25 of 37 pages.

     o maintain and enhance our relationships with our OEM customers and channel partners;

     o predict and base our products on standards which ultimately become industry standards; and

     o predict and deliver new and innovative products demanded by the storage area marketplace.

     In addition, SANs are often implemented in connection with deployment of new storage systems and servers. Accordingly, our future success is also substantially dependent on the market for new storage systems and servers.

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS MAY SUFFER IF DEMAND FOR ANY OF THESE PRODUCTS DECLINES OR FAILS TO DEVELOP AS WE EXPECT.

     We derive a substantial portion of our net revenues from a limited number of products. Specifically, in fiscal 2000 and for the six months ended September 30, 2000, the majority of our net revenues were derived from our hub and switch products. We expect that net revenues from our hub and switch products will continue to account for a substantial portion of our total net revenues for the foreseeable future. There is no assurance that our Geminix and Axxess products, as well as other products currently under development or that will be developed, will be adopted by end-users or our OEM or distribution channel partners or that significant net revenues would be derived if adopted. As a result, for the foreseeable future, we will continue to be subject to the risk of a significant decrease in net revenues if demand for our hub and switch products decline. Therefore, continued market acceptance of our hub, switch, router and Axxess products is critical to our future success. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

     o growth and changing requirements of the SAN and hub and switch product markets;

     o availability, price, quality and performance of competing products and technologies;

     o performance, quality, price and total cost of ownership of our products; and

     o successful development of our relationships with existing and potential OEM customers and distribution channel partners.

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


                              Page 26 of 37 pages.

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

     The technology being deployed today in most SAN products is FC-AL or FC-SW. During the last fiscal year, the development of competing technologies, such as Ethernet IP has been discussed by the technical community. If we are unable to identify new technologies in a timely manner and efficiently utilize such new technologies in our product developments, the demand for our current products may decrease significantly and rapidly, which would harm our business.

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


                              Page 27 of 37 pages.

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

     The market for our SAN hub, switch and router products is competitive, and is likely to become even more competitive. In the SAN market, our current competitors include Ancor Communications, Inc., Atto Brocade Communications Systems, Inc., Chaparral Network Storage, Inc., Cornerstone, Emulex Corporation, McData Corporation, Pathlight and Vixel Corporation, , and. In addition to these companies, we expect new SAN competitors to emerge. In the future, we may also compete against data networking companies which may develop SAN products. Furthermore, although we currently offer products that complement the software products offered by Legato Systems, Inc. and Veritas Software Corporation, they and other enterprise software developers may in the future compete with us. We also compete with providers of data storage solutions that employ traditional storage technologies, including small computer system interface-based technology such as Adaptec, Inc., LSI Logic Corporation and QLogic Corporation. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Moreover, we have only recently begun to offer SAN switch, router and Axxess products. Therefore, we may not be able to compete successfully in the SAN switch product market.

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


                              Page 28 of 37 pages.

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

WE HAVE EXPERIENCED A PERIOD OF RAPID GROWTH, AND IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE THIS AND FUTURE GROWTH, OUR BUSINESS MAY SUFFER.

     We have recently experienced a period of rapid growth. At March 31, 1997, we had a total of 38 employees, and at September 30, 2000, we had a total of 225 employees. We plan to continue to hire new employees to expand our operations significantly to pursue existing and potential market opportunities. This growth will place a significant demand on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. Our key personnel have limited experience managing this type of growth. If we cannot manage growth effectively, our business could suffer.


                              Page 29 of 37 pages.

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

     Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting litigation could subject us to significant liability for damages and could cause our proprietary rights to be invalidated. Litigation, regardless of the merits of the claim or outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

     o stop using the challenged intellectual property or selling our products or services that incorporate it;

     o obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which license may not be available on reasonable terms, or at all; or

     o redesign those products or services that are based on or incorporate the challenged intellectual property.

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


                              Page 30 of 37 pages.

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

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

     For the fiscal year ended March 31, 2000, approximately 30% of our net revenues were from international sales activities, and for the six months ended September 30, 2000, approximately 31% of our net revenues were from international sales activities. We plan to continue to increase our international sales activities. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

     o multiple protectionist, adverse and changing governmental laws and regulations;

     o    reduced or limited protections of intellectual property rights;

     o potentially adverse tax consequences resulting from changes in tax laws; and

     o    political and economic instability.

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

WE MAY BECOME INVOLVED IN COSTLY AND TIME-CONSUMING LITIGATION THAT MAY SUBSTANTIALLY INCREASE OUR COSTS AND THEREBY HARM OUR BUSINESS.

     We may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. For example, In May 1999, a former employee filed a complaint against Gadzoox and in September 2000 the plaintiff and Gadzoox settled this lawsuit out of court. This settlement did not have a material adverse affect on Gadzoox' financial condition or results of operations. Litigation is subject to inherent uncertainties, and an adverse result in other matters could arise from time to time that may harm Gadzoox' business and, financial condition and results of operations.

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


                              Page 31 of 37 pages.

our acquisition of SmartSAN Systems, Inc. While we have no additional current agreements or negotiations underway, we may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

     o issue stock that would dilute our current stockholders' percentage ownership;

     o    incur debt; and

     o    assume liabilities.

     These purchases could also involve numerous risks, including:

     o problems integrating the purchased operations, technologies or products;

     o    unanticipated costs;

     o    diversion of management's attention from our core business;

     o adverse effects on existing business relationships with suppliers and customers;

     o risks associated with entering markets in which we have no or limited prior experience; and

     o    potential loss of key employees of purchased organizations.

     We may not be able to successfully integrate any businesses, products, technologies or personnel that we might purchase in the future.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS.

     As of September 30, 2000, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 35% of our outstanding common stock. As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK
PRICE.

     As of September 30, 2000, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 35% of our outstanding common stock, which they are able to sell in the public market. Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.


                              Page 32 of 37 pages.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

     o authorizing our board of directors to issue preferred stock without stockholder approval;

     o providing for a classified board of directors with staggered, three-year terms;

     o    prohibiting cumulative voting in the election of directors;

     o requiring super-majority voting to effect significant amendments to our certificate of incorporation and bylaws;

     o    limiting the ability of stockholders to call special meetings;

     o    prohibiting stockholder actions by written consent; and

     o establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

     Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2000, all of our investments were in cash equivalents and short-term investments. See Note 3 of the Notes to the Condensed Financial Statements.

     We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.


                              Page 33 of 37 pages.

                           PART II - OTHER INFORAMTION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, Gadzoox may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. For example, in May 1999, a former employee filed a complaint against Gadzoox. For example, In May 1999, a former employee filed a complaint against Gadzoox and in September 2000 the plaintiff and Gadzoox settled this lawsuit out of court. This settlement did not have a material adverse affect on Gadzoox' financial condition or results of operations. Litigation is subject to inherent uncertainties, and an adverse result in other matters could arise from time to time that may harm Gadzoox' business and, financial condition and results of operations

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K:


                              Page 34 of 37 pages.

     We filed a current report on Form 8-K dated September 7, 2000, to report a press release announcing lower than expected revenues and to record a reserve for excess and obsolete inventory for the quarter ended September 30, 2000.


                              Page 35 of 37 pages.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2000                GADZOOX NETWORKS, INC.
                                        (Registrant)

                                        /s/ MICHAEL PARIDES
                                        ----------------------------------------
                                        MICHAEL PARIDES
                                        President and Chief Executive Officer


                                        /s/ SUSAN A. KOFNOVEC
                                        ----------------------------------------
                                        SUSAN A. KOFNOVEC
                                        Corporate Controller



                              Page 36 of 37 pages.

                                 EXHIBIT INDEX

EXHIBIT
  NO.               DESCRIPTION
-------             -----------
 27.1               Financial Data Schedule