Form 10-Q
period 2000-12-31
GADZOOX NETWORKS INC
filed 2001-02-14
CIK 1084722

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19343

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

                           Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock on December 31, 2000 was 28,099,252 shares.


                              Page 1 of 37 pages.

                             GADZOOX NETWORKS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of December 31, 2000 and
         March 31, 2000

         Condensed Statements of Operations for the Three Months and
         Nine Months Ended December 31, 2000 and 1999

         Condensed Statements of Cash Flows for the Nine Months Ended
         December 31, 2000 and 1999

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


                              Page 2 of 37 pages.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             GADZOOX NETWORKS, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      December 31,     March 31,
                                                         2000            2000
                                                      -----------      ---------
                                                      (unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                           $  25,413       $  42,830
   Short-term investments                                     --          30,619
   Accounts receivable, net                                5,796          14,131
   Inventories                                            13,946           6,665
   Prepaid expenses and other current assets               1,874           2,464
                                                       ---------       ---------
         Total current assets                          $  47,029       $  96,709

Property and equipment, net                                7,638           6,495
Goodwill                                                  17,821              --
Other assets                                               1,778             292
                                                       ---------       ---------
                                                       $  74,266       $ 103,496
                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of note payable                      $      33       $   3,248
  Current portion of capital lease obligations             1,082           1,545
  Accounts payable                                         5,745           7,079
  Compensation related accruals                            1,709           1,534
  Other accrued liabilities                                2,613           2,008
                                                       ---------       ---------
         Total current liabilities                        11,182          15,414

Capital lease obligations, net of current portion            552           1,292
                                                       ---------       ---------
         Total liabilities                                11,734          16,706
                                                       ---------       ---------

Stockholders' equity:
  Common stock                                               140             134
  Additional paid-in capital                             152,531         127,251
  Deferred compensation                                     (617)         (1,140)
  Accumulated deficit                                    (89,522)        (39,455)
                                                       ---------       ---------
         Total stockholders' equity                       62,532          86,790
                                                       ---------       ---------
                                                       $  74,266       $ 103,496
                                                       =========       =========

                  The accompanying notes are an integral part
                    of these condensed financial statements.


                              Page 3 of 37 pages.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months Ended             Nine Months Ended
                                                      -----------------------       -----------------------
                                                      Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,
                                                        2000           1999           2000           1999
                                                      --------       --------       --------       --------
Net revenues                                          $  7,220       $ 12,561       $ 23,440       $ 32,852
Cost of revenues                                         4,320          6,903         23,158         18,642
                                                      --------       --------       --------       --------
  Gross margin                                           2,900          5,658            282         14,210
                                                      --------       --------       --------       --------

Operating expenses:
  Research and development                               5,836          4,461         19,996         12,919
  Sales and marketing                                    6,497          2,742         18,212          6,544
  General and administrative                             1,885            959          5,713          2,587
  In-process research & development                         --             --          4,900             --
  Amortization of goodwill and intangible assets         1,048             --          3,144             --
  Amortization of deferred compensation                    163            321            500            964
                                                      --------       --------       --------       --------
    Total operating expenses                            15,429          8,483         52,465         23,014
                                                      --------       --------       --------       --------
Loss from operations                                   (12,529)        (2,825)       (52,183)        (8,804)
                                                      --------       --------       --------       --------
Total other income, net                                    521          1,027          2,116          1,821
                                                      --------       --------       --------       --------
Net Loss                                              $(12,008)      $ (1,798)      $(50,067)      $ (6,983)
                                                      ========       ========       ========       ========

Basic net loss per share                              $  (0.43)      $  (0.07)      $  (1.80)      $  (0.40)
                                                      ========       ========       ========       ========

Weighted average shares used in computing
 basic net loss per share                               27,889         25,614         27,744         17,523
                                                      ========       ========       ========       ========

Pro forma basic net loss per share                                                                 $  (0.30)
                                                                                                   ========

Weighted average shares used in computing
  pro forma basic net loss per share                                                                 23,137
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


                              Page 4 of 37 pages.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Nine Months Ended
                                                                   December 31,
                                                             -----------------------
                                                               2000           1999
                                                             --------       --------
Cash Flows from Operating Activities:
  Net Loss                                                   $(50,067)      $ (6,983)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                               2,568          1,835
    Amortization of goodwill                                    3,144             --
    In-process research & development                           4,900             --
    Amortization of deferred compensation                         500            964
    Non-cash stock compensation                                   456             --
    Inventory reserves                                          6,732             --
    Accrued interest                                               27            393

Changes in operating assets and liabilities,
  net of assets and liabilities acquired:
      Accounts receivable                                       8,335         (4,005)
      Inventories                                             (14,013)          (857)
      Prepaid expenses and other assets                           123           (536)
      Accounts payable and other accrued liabilities           (1,416)         1,107
                                                             --------       --------
        Net cash used in operating activities                 (38,711)        (8,082)
                                                             --------       --------

Cash Flows from Investing Activities:
  Purchases of property and equipment                          (3,629)        (1,275)
  Net cash used in the acquisition of SmartSAN,
    net of cash acquired                                       (1,167)            --
  Purchase of investments                                      (1,000)            --
  Proceed from purchase of available for sale
    investments                                                30,619             --
  Purchase of available for sale investments                       --        (49,242)
                                                             --------       --------
Net cash provided by investing activities                      24,823        (50,517)
                                                             --------       --------
Cash Flows from Financing Activities:
  Payments on note payable                                     (3,555)          (276)
  Payments on capital lease obligations                        (1,203)          (914)
  Proceeds from issuance of common stock to employees           1,229            438
  Proceeds from issuance of common stock in the initial
    public offering                                                --         84,525
  Offering costs relating to the issuance of
    common stock                                                   --         (7,030)
                                                             --------       --------
       Net cash used for financing activities                  (3,529)        76,743
                                                             --------       --------
Net decrease in cash and cash equivalents                     (17,417)        18,144
Cash and cash equivalents at beginning of period               42,830         12,202
                                                             --------       --------
Cash and cash equivalents at end of period                   $ 25,413       $ 30,346
                                                             ========       ========

Supplemental Cash Flow Information:
Cash paid for interest                                       $    192       $    195
                                                             ========       ========
Property and equipment acquired under capital
lease obligations                                            $     --       $  1,427
                                                             ========       ========
Partial conversion of convertible note to
common stock                                                 $     --       $  9,617
                                                             ========       ========
Conversion of convertible preferred stock into
common stock                                                 $     --       $ 34,219
                                                             ========       ========

                  The accompanying notes are an integral part
                    of these condensed financial statements.


                              Page 5 of 37 pages.

                             GADZOOX NETWORKS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                (Information for the three and nine months ended
                         December 31, 2000 is unaudited)

1.   BASIS OF PRESENTATION

     The condensed financial statements included herein have been prepared by Gadzoox Networks, Inc. ("Gadzoox") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. The condensed balance sheet as of March 31, 2000, has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in Gadzoox' Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2000 for the year ended March 31, 2000, as amended.

     In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended December 31, 2000, are not necessarily indicative of the results that may be expected for future quarters or the fiscal year ending March 31, 2001.

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

     Value of stock issued and options assumed                   $23,625,000
     Merger and other related costs paid in cash                   1,169,000
                                                                 -----------
     Total consideration                                         $24,794,000
                                                                 ===========

    The allocation of the total consideration to the fair value of acquired assets and liabilities is as follows:

    Fair value of net assets acquired and liabilities assumed    ($1,071,000)
    Goodwill                                                      20,965,000
    In-process research and development                            4,900,000
                                                                 -----------
                                                                 $24,794,000

     At the time of the acquisition, Gadzoox expensed approximately $4,900,000 of purchased in-process research and development costs. Other purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $20,965,000 are being amortized over their


                              Page 6 of 37 pages.

estimated useful lives of five years on a straight-line basis. For the quarter ended and nine months ended December 31, 2000, Gadzoox amortized approximately $1,048,000 and $3,144,000 of goodwill and intangible assets, respectively.

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


                              Page 7 of 37 pages.

     The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):

                                                 Three Months Ended             Nine Months Ended
                                               -----------------------       -----------------------
                                               Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,
                                                 2000           1999           2000           1999
                                               --------       --------       --------       --------
                                                     (unaudited)                   (unaudited)
Net loss                                       $(12,008)      $ (1,798)      $(50,067)      $ (6,983)
                                               ========       ========       ========       ========
Basic:
Weighted average shares of common
  stock outstanding                              27,889         25,749         27,744         17,757
Less: Weighted average shares of
  common stock subject to repurchase                 --           (135)            --           (234)
                                               --------       --------       --------       --------
Weighted average shares used in
  computing basic net loss per share             27,889         25,614         27,744         17,523
                                               ========       ========       ========       ========

Basic net loss per share                       $  (0.43)      $  (0.07)      $  (1.80)      $  (0.40)
                                               ========       ========       ========       ========

Pro forma:
Net loss                                       $(12,008)      $ (1,798)      $(50,067)      $ (6,983)
                                               ========       ========       ========       ========

Shares used above                                                                             17,523
Pro forma adjustment to reflect weighted
  average effect of conversion of
  convertible preferred stock                                                                  5,614

Weighted average shares used in computing
  pro forma basic net loss per shares                                                         23,137
                                                                                            --------

Pro forma basic net loss per share                                                          $  (0.30)
                                                                                            ========


4.   CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All highly liquid investment securities with original maturities of three months or less are considered cash equivalents. Available for sale investments with original maturities of more than three months are considered short-term investments. Management determines the appropriate classification of investments in debt and equity securities at the time of purchase. All of Gadzoox' investments are classified as available for sale. At December 31, 2000, Gadzoox held $25.4 million in cash and cash equivalents. All investments are stated at fair market value which approximates cost.


                              Page 8 of 37 pages.

5.   INVENTORIES

     Inventories are stated at the lower of cost or market, on a first in, first out method. Inventories consist of the following (in thousands):

                            December 31,    March 31,
                                2000          2000
                            ------------    ---------
                            (unaudited)
     Raw materials            $ 2,433        $ 3,582
     Work-in-progress           2,288             58
     Finished Goods             9,225          3,025
                              -------        -------
                              $13,946        $ 6,665
                              =======        =======


6.   CONVERTIBLE NOTE

     In September 1998, Gadzoox entered into a $15,000,000 convertible note purchase agreement (the "Agreement") with Seagate Technology, Inc. ("Seagate"). The Agreement provided that Seagate purchase up to $15.0 million of convertible subordinated promissory notes (the "Convertible Notes"), bearing simple interest on the unpaid principal balance at a rate equal to 5.75% per annum with principal and interest maturing September 2001.

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

8.   COMMON STOCK

1999 EMPLOYEE STOCK PURCHASE PLAN

     In May 1999, the Board of Directors approved the adoption of Gadzoox' 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The stockholders approved the Stock Purchase Plan on June 19, 1999. A total of 150,000 shares of common stock were initially reserved for issuance under the Stock Purchase Plan. The number of shares reserved for issuance under the Stock Purchase Plan are subject to


                              Page 9 of 37 pages.

annual increases to be added on the first day of Gadzoox' fiscal year, beginning in 2000, and equal to the lesser of (a) 250,000 shares, (b) 0.5% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. Accordingly, in April 2000, an additional 250,000 shares of Common Stock were automatically reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan allows eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock. As of December 31, 2000, 93,562 shares had been purchased from the Stock Purchase Plan.

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

1999 DIRECTOR STOCK OPTION PLAN

     In May 1999, the Board of Directors approved the adoption of the 1999 Director Stock Option Plan (the "Director Plan"). The stockholders approved the Director Plan on June 19, 1999. The Director Plan provides for the automatic grant of 5,000 shares of common stock to each non-employee director on the later of the date of adoption of the Director Plan or the date on which such person first becomes a director (the "Initial Grant"). After the Initial Grant, the non-employee director will receive automatic annual grants of 2,500 shares of common stock. All shares granted under the Director Plan are 100% vested at the grant date and expire upon the earlier of three years or the resignation of the director from the Board of Directors. A total of 50,000 shares of common stock were initially reserved for issuance under the Director Plan. The number of shares reserved for issuance under the Director Plan is subject to annual increases, sufficient to bring the number of shares available for future issuance to 50,000 shares. Accordingly, in April 2000, an additional 25,000 shares of Common Stock were automatically reserved for issuance under the Director Plan. As of December 31, 2000, options to acquire 33,020 shares of common stock were outstanding under the Director Plan.

2000 NONSTATUTORY STOCK OPTION PLAN

     In June 2000, the Board of Directors approved the adoption of the 2000 Nonstatutory Stock Option Plan (the "NSO Plan"). The number of shares reserved for issuance under this Plan was 1,600,000. The NSO Plan is designed to issue stock option grants to only non-officer employees. Options shall vest at a rate of 1/48th each month for existing employees, subject to the optionee's continued employment with the Company, and for new employees 1/4th shall vest on the first anniversary date of the grant with the remainder vesting ratably at 1/48th per month. In August 2000 and October 2000, an additional 700,000 and 1,000,000 shares, respectively, of Common Stock were reserved for issuance under the Nonstatutory Stock Option Plan.


                              Page 10 of 37 pages.

9.   BUSINESS SEGMENTS

     Pursuant to the requirements of Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"), Gadzoox is organized and operates as one business segment, the development, manufacture, marketing and sales of hubs and switches for storage area networks.

10.   EQUITY INVESTMENT IN STRATEGIC PARTNER

     In May 2000, Gadzoox purchased 49,164 shares of Series C Preferred Stock of DataCore Software Corporation, a privately held strategic partner, at $20.34 per share for a total investment of approximately $1.0 million.

11.  FACILITY LEASE AGREEMENTS

     In May 2000, Gadzoox entered into a facility lease agreement with its current facility lessor to lease an additional 73,000 square feet in a building to be erected next to its current headquarter facilities. The triple-net lease expires on November 30, 2005 and provides for an initial monthly square foot rental rate of $2.00. In addition, the Board of Directors authorized the issuance of warrants to the lessor to purchase 50,000 shares of common stock. The terms of the warrants are subject to ongoing negotiations.

     In June 2000, Gadzoox entered into an eighteen-month facility lease of approximately 7,800 square feet in a neighboring facility. The monthly full service lease provides for a monthly square foot rental rate of $3.75.


                              Page 11 of 37 pages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Gadzoox' Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2000, as amended.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     This discussion contains forward-looking statements that relate to future events or our future performance such as expectations for profitability, future product development and deployment including development and deployment of a fibre channel fabric switch and other future products, percentage of revenues derived from a limited number of customers, percentage of revenues derived from products, our investment in research and development, sales and marketing and general and administrative activities, the sufficiency of our cash balances to maintain operations and our ability to operate as a going concern and the evolution of SAN capabilities and the market for SAN products. In certain cases you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to market acceptance of our new products and the speed at which customers adopt current and new products for SANs; the availability of capital; the ability and willingness of our distribution channel partners to sell our products; growth rates of the market segment within which we participate; our ability to develop, introduce, ship and support new products; our ability to meet future capital requirements; competition in our industry and the timing of new technology and product introductions and the ability to retain and hire skilled personnel. These and other risks are further described under the caption "Risk Factors" beginning on page 22 hereof. We assume no obligation to update any such forward-looking statements.

COMPANY OVERVIEW

     We are a provider of hardware and software products for storage area networks, or "SANs". Our SAN hub, switch and network storage pool products are designed to leverage the capabilities of fibre channel technology to enable companies to better manage the growth in mission-critical data by overcoming the limitation of traditional captive storage architecture. We sell our SAN products primarily through leading original equipment manufacturers ("OEMs"), including Hewlett-Packard Company, Compaq Computer Corporation and EMC Corporation. We also sell our products through distribution channel partners.

     We were founded in April 1992 and initially developed electronic test equipment. Since October 1995, we have focused on developing fibre channel network products that address the needs of the SAN market. In fiscal 1997, we sold our patent rights to the electronic test equipment. Prior to fiscal 1998, our operating activities related primarily to increasing our research and development capabilities, designing and developing hardware and software products which we currently sell, and staffing our administrative, marketing and sales organizations. As of December 31, 2000, we had an accumulated deficit of $89.5 million and our net loss for the quarter ended December 31, 2000, was approximately $12.0 million. We have not achieved profitability on a quarterly or annual basis and expect that we will likely incur net losses at least through fiscal year 2002. We expect to continue to incur significant sales and marketing, product development and administrative expenses, and as a result, we need to generate significant net revenues to


                              Page 12 of 37 pages.

achieve and maintain profitability. For the quarter ended December 31, 2000, revenues were flat compared to the previous quarter ended September 30, 2000. Revenues for the previous two quarters decreased compared to the corresponding quarters of the previous fiscal year. Demand for our products, both in our distribution channel and with OEM's, has begun to increase steadily. We believe that we will maintain a steady quarterly growth rate as a result of our progress in the channel and with the introduction of our next generation products. However, we can provide no assurances that revenues will in fact increase in the near future, or at all.

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

     Value of stock issued and options assumed                   $23,625,000
     Merger and other related costs paid in cash                   1,169,000
                                                                 -----------
          Total Consideration                                    $24,794,000
                                                                 ===========

    The allocation of the total consideration to the fair value of acquired assets and liabilities is as follows:

     Fair value of net assets acquired and liabilities assumed   ($1,071,000)
     Goodwill                                                     20,965,000
     In-process research and development                           4,900,000
                                                                 -----------
                                                                 $24,794,000
                                                                 ===========

     At the time of the acquisition, Gadzoox expensed approximately $4,900,000 of purchased in-process research and development costs. Other purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $20,965,000 are being amortized over their estimated useful lives of five years on a straight-line basis. For the quarter ended and nine months ended December 31, 2000, Gadzoox amortized approximately $1,048,000 and $3,144,000 of goodwill and intangible assets.

     We currently derive substantially all of our net revenues from sales of a limited number of products. During fiscal 2000, substantially all of our net revenues were derived from sales of our hub and switch products. We commenced commercial shipment of our Capellix 3000 switch products during the fiscal quarter ended December 31, 1999 and commenced commercial shipment of our Capellix 2000 switch products in the fiscal quarter ended March 31, 2000. In addition, we expect to launch and commercially ship our new fibre channel fabric switch in the first quarter of fiscal 2002. We expect our hub revenues will continue to decrease as an overall percentage of total net revenues as we continue to sell our Capellix switch products and begin shipments of our network storage pool products and new fabric switch. We may not be successful in our efforts to diversify our product base or complete the development of our fibre channel fabric switch and other products under development. Also, we may not be successful in the adoption of new products. Additionally, even if our customers adopt our Capellix switch and newer products, we can not assure you that our net revenues will increase.

     In fiscal 2000, approximately 72% of our net revenues came from four customers with sales to Hewlett-Packard, Compaq Computer Corporation, Bell Microproducts, Inc. and Tokyo Electron Limited, each accounting for more than 10% of our net revenues. For the nine months ended December 31, 2000, approximately 78% of our net revenues came from three customers with approximately 40% from Hewlett Packard Company, 28% from Compaq Computer Corporation and 10% from Consan Arrow.


                              Page 13 of 37 pages.

     We record product net revenues upon shipment and provide an allowance for product returns based on management's estimates and Gadzoox' historical experience with each customer or, if sales are to a new distributor or reseller, the Company recognizes revenue when sell through information has been received from the customer. Allowances for estimated sales returns are provided at the time of revenue recognition. Our past product return experience may not be indicative of future product return rates.

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

     Our gross margins are affected by many factors, including fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders and product implementations, new product introductions both by us and by our competitors, changes in our pricing policies and those of our competitors, component costs and the volume manufacturing pricing we are able to obtain from our contract manufacturer and other factors.

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

     Sanmina Corporation, or Sanmina and Celestica Inc., or Celestica, are third-party contract manufacturers that manufacture all of our products at various facilities in the United States and Asia. Sanmina and Celestica are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order which has been accepted by Sanmina or Celestica. If either Sanmina or Celestica experiences delays, disruptions, capacity constraints or quality control problems in manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues and our competitive position and reputation. Further, our business would be harmed if we fail to effectively manage the manufacture of our products. We generally place orders with Sanmina and Celestica at least two to three months prior to scheduled delivery of products to our customers. Accordingly, if demand for our products unexpectedly fluctuates, we may be unable to obtain adequate manufacturing capacity from Sanmina or Celestica or adequate quantities of components to meet our customers' delivery requirements or we may accumulate excess inventories. Sanmina and Celestica purchase most of the key components used to manufacture our products. Gadzoox obtains some of these key components, such as our application specific integrated circuits, or ASICs, from sole sources and other components, such as optical transceivers. We are liable for materials that Sanmina


                              Page 14 of 37 pages.

and Celestica purchase on our behalf that we cannot use, cannot be cancelled before receipt or are unique parts otherwise unusable by Sanmina or Celestica. Manufacturing disruptions could prevent us from achieving timely delivery of products and could result in lost net revenues. Additionally, we must coordinate our efforts with our key raw material suppliers and our third party manufacturers to rapidly achieve volume production. Although we have not experienced supply problems with Sanmina or Celestica, it is possible that we could in the future. Moreover, we may in the future need to find additional contract manufacturers that can manufacture our products in higher volume and at lower costs. Additionally, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, we may lose net revenues and our customer relationships may suffer.


                              Page 15 of 37 pages.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents our operating results represented by selected items from the unaudited Condensed Statements of Operations for the three and nine month periods ended December 31, 2000 and 1999 as a percentage of net revenues. This table should be read in conjunction with the Condensed Financial Statements included elsewhere herein.

                                                    Three Months Ended      Nine Months Ended
                                                   --------------------    --------------------
                                                   Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,
                                                     2000        1999        2000        1999
                                                   --------    --------    --------    --------
Net revenues                                         100%        100%        100%        100%
Cost of revenues                                      60          55          99          57
  Gross margin                                        40          45           1          43
Operating expenses:
  Research and development                            81          36          86          39
  Sales and marketing                                 90          22          78          20
  General and administrative                          26           8          24           8
  In-process research & development                   --          --          21          --
  Amortization of goodwill & intangible assets        15          --          13
  Amortization of deferred compensation                2           3           2           3
                                                    ----        ----        ----        ----
    Total operating expenses                         214          69         224          70
                                                    ====        ====        ====        ====
Loss from operations                                (174)        (24)       (223)        (27)
Total other income (expense), net                      7           8           9           6
                                                    ----        ----        ----        ----
         Net Loss                                   (167)%       (16)%      (214)%       (21)%
                                                    ====        ====        ====        ====


Net Revenues

     Net revenues for the three months ended December 31, 2000 decreased by approximately $5.3 million or 43% to $7.2 million compared to net revenues of $12.6 million for the same quarter in fiscal 2000. Net revenues for the nine months ended December 31, 2000 decreased by approximately $9.4 million or 29% to $23.4 million from $32.9 million in the same period of fiscal 2000. For the quarter ended December 31, 2000, approximately 40% of our net revenues came from sales to Hewlett-Packard Company, approximately 10% of our net revenues came from Consan Arrow and approximately 28% of our net revenues came from sales to Compaq Computer Corporation. For the quarter ended December 31, 1999, approximately 31% of our net revenues came from sales to Hewlett-Packard Company, approximately 10% of our net revenues came from Tokyo Electron Ltd. and approximately 20% of our net revenues came from sales to Compaq Computer Corporation. We expect a majority of our net revenues in the foreseeable future to be derived from a limited number of customers.

     The primary reason for the decline in net revenues was the slower-than-planned adoption of our Capellix fibre channel switch which translated into a decrease in orders from our distribution channel partners due to decreased sell-through to end-user customers. This decrease in sell-through resulted in a corresponding decrease in net revenues of approximately $7.9 million, or 52%, for the quarter ended December 31, 2000, compared to net revenues for the quarter ended March 31, 2000. For the quarter ended December 31, 2000, 77% of our net revenues came from sales to OEM customers as compared to


                              Page 16 of 37 pages.

61% of net revenues represented by sales to OEM customers during the quarter ended December 31, 1999. Although we have taken several actions to improve the ability of our distribution channel partners to sell our products to end-users and demand for our products, both in our distribution channel and with OEM's, has begun to increase steadily, we cannot assure you that demand for our products through the distribution channel will continue to increase. If we are unable to effectively leverage sales through our distribution channel partners, our net revenues may continue to decline and our business could be harmed. International sales represented 29% and 30% of our net revenues for the quarter ended December 31, 2000 and December 31, 1999, respectively.


                              Page 17 of 37 pages.

 Gross Margin

     Gross margins decreased 49% to $2.9 million for the quarter ended December 31, 2000 down from $5.7 million for quarter ended December 31, 1999. For the nine months ended December 31, 2000 gross margin decreased by 98% to $.3 million down from $14.2 million for the nine months ended December 31, 1999. Gross margins for the quarter ended December 31, 2000 was 40% compared to gross margins as a percentage of net revenues of 45% for the quarter ended December 31, 1999. Gross margins as a percentage of net revenues for the nine months ended December 31, 2000 was 1%, compared to gross margins as a percentage of net revenues of 43% for the nine months ended December 31, 1999. The decrease in gross margins for the three months ended December 31, 2000, compared to the same period in 1999 is primarily due to lower sales volumes and fixed manufacturing costs. The decrease in gross margin for the nine months ended December 31, 2000, is primarily due to an increase in inventory reserve of $9.1 million for production cancellation penalties and excess inventory that was manufactured in reliance on the Company's earlier internal sales forecasts. Also contributing to the decrease in gross margin to a much lesser degree is lower sales volumes to distribution channel partners, for which gross margins are typically higher than for OEM customers, and the mix of products sold, some of which derive higher gross margins.

Research and Development Expenses

     Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred.

     Research and development expenses increased by 31% to $5.8 million for the quarter ended December 31, 2000, up from $4.5 million for the quarter ended December 31, 1999. For the nine months ended December 31, 2000, research and development expenses increased by 55% to $20.0 million from $12.9 million in the same period in fiscal 2000. These increases are primarily due to the hiring of additional research and development personnel, including the addition of our strategic research and development team and our two ASIC development teams, and the cost of development of the Capellix switch product and other future products. We believe that a significant level of investment in product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development such that research and development expenses will continue to increase in absolute dollars.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as, costs associated with trade shows, promotional activities, travel expenses and other related expenses.

     Sales and marketing expenses increased by 137% to $6.5 million during the quarter ended December 31, 2000, up from $2.7 million for the quarter ended December 31, 1999. For the nine months ended December 31, 2000, sales and marketing expenses increased by 178% to $18.2 million from $6.5 million in the same period in fiscal 2000. The increases are primarily attributable to increased staffing and increased marketing activities for the Capellix line, such as a number of joint seminar, tradeshow and advertising activities with key OEMS, alliance and distribution partners worldwide.


                              Page 18 of 37 pages.

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

     General and administrative expenses increased by 97% to $1.9 million for the quarter ended December 31, 2000, up from $1.0 million for the quarter ended December 31, 1999. For the nine months ended December 31, 2000, general and administrative expenses increased by 121% to $5.7 from $2.6 in the same period in fiscal 2000. These increases are primarily attributable to increases in personnel, additional expenses incurred related to the growth of our business, expansion of our facilities and information infrastructure and our operation as a public company.

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

     The value assigned to purchased in-process technology, based on a discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility has not been established. As of the acquisition date, in-process projects consisted of the Geminix router and two other router products. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology and the completeness of each product at the time of the acquisition. The discount rate used was 35%. The percentage complete calculations for all products were estimated based on research and development expenses incurred to date and management's estimates of remaining development costs which do not differ materially from historical amounts. At the date of acquisition, the Geminix router and two other products under development were determined to be 80%, 65% and 25% complete, respectively.

Amortization of Goodwill and Intangible Assets

     As a result of our acquisition of SmartSAN in April 2000, purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $21.0 million are being


                              Page 19 of 37 pages.

amortized over their estimated useful lives of five years on a straight-line basis. For the quarter and nine months ended December 31, 2000, Gadzoox amortized approximately $1.0 million and $3.1 million, respectively, of goodwill and intangible assets.

Amortization of Deferred Compensation

     In connection with the grant of stock options to employees, we recorded deferred compensation within stockholders' equity of approximately $3.0 million for stock options granted to employees prior to Gadzoox' initial public offering in July 1999. This represents the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded amortization of deferred compensation of approximately $.2 million and $.3 million for the quarters ended December 31, 2000 and 1999, respectively. For the nine months ended December 31, 2000 and December 31, 1999, we amortized deferred compensation of approximately $.5 million and $1.0 million, respectively. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Other Income , net

     Interest income, net of interest expense, related to our debt and lease obligations, includes income from our cash and cash equivalents and short-term investments, net of expenses related to our financing obligations.

     Interest income, net of interest expense, totaled $.5 million for the quarter ended December 31, 2000. For the quarter ended December 31, 1999, interest income, net of interest expense, totaled $1.0 million. This decrease is primarily due to lower interest income earned from investment of the proceeds received from the issuance of common stock from our initial public offering in July 1999 and due to cash used by the Company for operating, investing and financing activities. For the nine months ended December 31, 2000, interest income, net of interest expense totaled $2.1 million compared to interest income net of interest expense of $1.8 million for the same period in 1999.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private sales of convertible preferred stock, the issuance of a convertible note, equipment financing and proceeds from our initial public offering.

     For the nine months ended December 31, 2000, we used $38.7 million in net cash for operations compared to $8.1 million for the same period in 1999. This represents an increase of 379% and is primarily due to an increase in our net loss of $43.1 million to $50.1 million in the nine months ended December 31, 2000, compared to a net loss of $7.0 million for the same period in fiscal 2000.

     For the nine months ended December 31, 2000, Gadzoox used $3.6 million in cash from investing activities to acquire property and equipment compared to $1.3 million used in the same period in 1999. In May 2000, we purchased 49,164 shares of Series C Preferred Stock of DataCore Software Corporation, a privately held strategic partner, at $20.34 per share for a total investment of approximately $1.0 million. For the nine months ended December 31, 2000, we used approximately $1.2 million in cash for the acquisition of SmartSAN. Additionally, we converted $30.6 million of short-term investments from the


                              Page 20 of 37 pages.

proceeds from our initial public offering to cash for operating costs during the nine months ended December 31, 2000.

     In July 2000, we repaid approximately $3.1 million of principal and accrued interest on our note payable to Seagate. Accordingly, at March 31, 2000, the Company reclassified the amount of the convertible note from long-term liabilities to short-term liabilities.

     Net cash used for financing activities was $3.5 million for the nine months ended December 31, 2000, and net cash provided by financing activities was $76.7 million for the nine months ended December 1999. For the nine months ended December 31, 1999, the primary source of cash generation was from the sale of common stock in our initial public offering.

     For the nine months ended December 31, 2000, we did not acquire any equipment under capitalized leases. For the nine months ended December 31, 1999, we acquired $1.4 million in equipment under capitalized leases. At December 31, 2000, we had $1.6 million in outstanding capitalized lease obligations.

     Cash, cash equivalents and short-term investments totaled $25.4 million at December 31, 2000, down from $73.4 million at March 31, 2000. This decrease is primarily due to the cash used in operations of $38.7 million. This decrease was partially offset by cash raised from the exercise of employee stock options and the stock purchase made under the Employee Stock Purchase Plan in July 2000.

     We believe that our existing cash balances will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital through September 2001. Prior to this time, we will be required to raise additional capital to enable us to maintain operations. The significant contraction in the capital markets, particularly in the technology sector, combined with our early stage of commercial operations might make it difficult to raise additional capital. There can be no assurance that financing, including the sale of additional equity will be available on terms acceptable to us, or at all. Failure to raise sufficient capital would have a material adverse effect on our ability to operate as a going concern and our ability to achieve our business objectives.


                              Page 21 of 37 pages.

RISK FACTORS

     You should carefully consider the following risk factors and all other information contained in this Form 10-Q for the quarter ended December 31, 2000. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occurs, our business, operating results and financial condition could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks. See also page 12 of this document for a discussion of forward-looking statements.

FAILURE TO RAISE ADDITIONAL CAPITAL WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO OPERATE AS A GOING CONCERN.

     We will be seeking substantial additional financing to fund the continuation and growth of our operations, including funding for significant capital expenditures and working capital requirements. We believe we have sufficient capital to fund our operations through September 2001. We are attempting to finance our future capital needs through the sale of additional equity. However, the significant contraction in the capital markets, particularly in the technology sector, combined with our early stage of commercial operations might make it difficult to raise additional capital. There can be no assurance that additional capital will be available on terms acceptable to us, or at all. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

WE HAVE INCURRED LOSSES IN EVERY FISCAL YEAR AND FISCAL QUARTER SINCE OUR INCEPTION

     As of December 31, 2000, our accumulated deficit was $89.5 million. In addition we expect to incur significant product development, sales and marketing and administrative expenses, resulting in a need to generate increased net revenues to achieve profitability. Further, even if we achieve profitability, given the competitive environment we are in, and the evolving nature of the storage area networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUES FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES, AND, BECAUSE MOST OF OUR EXPENSES ARE FIXED IN THE SHORT-TERM, WE MAY NOT BE ABLE TO DECREASE OUR EXPENSES IN A TIMELY MANNER TO OFFSET ANY UNEXPECTED SHORTFALL IN REVENUES.

     We have generated net revenues for less than six years and, thus, we have only a short history from which to predict future net revenues. This limited operating experience, combined with the rapidly evolving nature of the SAN market in which we sell our products, reduces our ability to accurately forecast our quarterly and annual revenue. Further, we plan our operating expenses based primarily on these revenue projections. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. For example, during the nine months ended December 31, 2000, orders from our distribution channel partners were significantly lower than expected due to decreased sell-through to end-user customers which resulted in a corresponding decrease in net revenues of approximately $7.9 million, or 52%, for the quarter ended December 31, 2000, compared to net revenues for the quarter ended


                              Page 22 of 37 pages.

March 31, 2000. If a similar situation were to occur in the future, we may incur additional unexpected losses which could seriously harm our business. For further financial information relating to our business, see "Notes to Condensed Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE A HISTORY OF QUARTERLY AND ANNUAL FLUCTUATIONS IN OUR NET REVENUES AND OPERATING RESULTS, AND EXPECT THESE FLUCTUATIONS TO CONTINUE, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE.

     Our quarterly and annual net revenues and operating results have varied significantly in the past and are likely to vary in the future due to a number of factors, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and operating results to fluctuate include the following:

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

     o    our ability to maintain ISO standards for our products;

     o competitive technology developments which may decrease the demand for products based on the technology we utilize;

     o our ability to maintain, increase or quickly decrease the contract production of our products; and

     o

     Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in future periods, our operating results may be below expectations of public


                              Page 23 of 37 pages.

market analysts or investors. If this occurs, our stock price may drop. For example, net revenues for the quarter ended December 31, 2000 were 52% lower than net revenues for the quarter ended March 31, 2000, as a result of a decline in orders from our distribution channel partners.

IF OUR DISTRIBUTION CHANNEL PARTNERS ARE UNABLE OR UNWILLING TO RESELL OUR PRODUCTS, OUR NET REVENUES WILL DECREASE AND OUR BUSINESS WILL BE HARMED.

     During fiscal 2000, 35% of our net revenues were derived from sales to distribution channel partners. During the nine months ended December 31, 2000, approximately 21% of our net revenues were derived from sales to distribution channel partners. Our OEM customers have demonstrated the ability to resell our SAN products due, in part, to the length of time they have been involved in the SAN marketplace and the strength of their internal technical, sales and marketing structures. Our distribution channel partners have participated in the SAN market for a shorter period of time and often do not have trained technical, sales and marketing staff. As a result, they are not as well positioned as our OEM customers to provide full solution sales. Additionally, distribution channel partners may not be able to effectively compete with OEMs. For example, net revenues for the quarter ended December 31, 2000 were 52% lower than net revenues for the quarter ended March 31, 2000, as a result of a decline in orders from our distribution channel partners due to slower than expected sell-through to end-user customers. Although we have taken several actions to improve our distribution channel partners' abilities to sell our products to end-users, we can not assure you that demand for our products through the distribution channel will increase. If we are unable to effectively leverage sales through our distribution channel partners, our net revenues may continue to decline, and our business could be harmed. The inability or unwillingness of our distribution channel partners to resell SAN networking equipment, including full SAN solutions would significantly reduce our net revenues which would harm our business.

BECAUSE WE DEPEND ON A FEW KEY ORIGINAL EQUIPMENT MANUFACTURER CUSTOMERS, THE LOSS OF ANY OF THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR NET REVENUES.

     We depend on a few key OEM and distribution channel partners. In fiscal 2000, approximately 72% of our net revenues came from four customers with sales to Hewlett-Packard Company, Compaq Computer Corporation, Bell Microproducts, Inc. and Tokyo Electron Limited, each accounting for 10% or more of our net revenues. For the nine months ended December 31, 2000, approximately 40% of our net revenues came from sales to Hewlett-Packard Company, 28% of our net revenues came from Compaq Computer Corporation and 10% came from Consan Arrow. Although we intend to expand our distribution and original equipment manufacture customer bases, we anticipate that our operating results will continue to depend on sales to a relatively small number of customers. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For example, net revenues for the quarter ended December 31, 2000, were 52% less than net revenues for the quarter ended March 31, 2000, as a result of a decline in orders from our distribution channel partners due to slower than expected sell-through to end-user customers. As another example, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip product, and in December 1998, Hewlett-Packard Company unexpectedly reduced orders for our Gibraltar 10-port product. Digital Equipment Corporation's order cancellation resulted in a reduction of anticipated net revenues by approximately 12% for the fiscal year ended March 31, 1999.


                              Page 24 of 37 pages.

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

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS MAY SUFFER IF DEMAND FOR ANY OF THESE PRODUCTS DECLINES OR FAILS TO DEVELOP AS WE EXPECT.

     We derive a substantial portion of our net revenues from a limited number of products. Specifically, in fiscal 2000 and for the nine months ended December 31, 2000, the majority of our net revenues were derived from our hub and switch products. We expect that net revenues from our hub and switch products will continue to account for a substantial portion of our total net revenues for the foreseeable future. There is no assurance that our fibre channel fabric backbone switch product, as well as other products currently under development or that will be developed, will be adopted by end-users or our OEM or distribution channel partners or that significant net revenues would be derived if adopted. As a result, for the foreseeable future, we will continue to be subject to the risk of a significant decrease in net revenues if demand for our hub and switch products decline. Therefore, continued market acceptance of our hub, switch and network storage pool products is critical to our future success. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

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


OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

     Our future success depends upon our ability to address the rapidly changing SAN market including changes in relevant industry standards and the changing needs of our customers by developing and introducing high-quality, technologically-progressive, cost-effective products, product enhancements and services on a timely basis. In May 1999, we announced the launch of our Capellix switch and commenced initial shipments in September 1999. Additionally, we introduced our Axxess product during the quarter ended June 30, 2000, and we expect to release our fibre channel backbone switch product later in fiscal 2001. Our future net revenue growth will be dependent on the success of these and other new products, and we may not be able to develop and introduce these or other new products successfully in the time frame we expect. Further, we cannot be certain of the demand for, and market acceptance of, these and other new products. In addition, we must successfully manage the introduction of new or enhanced products to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product


                              Page 26 of 37 pages.

inventories and ensure that adequate supplies of new products can be delivered to meet our customers' demands. Our net revenues may be reduced if we fail to develop product enhancements, if we fail to introduce new products, if we do not successfully manage inventories of our older products or if any new products or product enhancements that we develop and introduce are not broadly accepted.

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

WE WILL BE UNABLE TO MANUFACTURE OR SELL OUR PRODUCTS IF OUR CONTRACT MANUFACTURERS ARE UNABLE TO MEET OUR MANUFACTURING NEEDS.

     Sanmina Corporation, or Sanmina and Celestica, Inc., or Celestica, third-party contract manufacturers for numerous companies, manufacture all of our products at several facilities in the United States and Thailand. Sanmina and Celestica are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order which has been accepted by Sanmina or Celestica. If Sanmina or Celestica experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues and our competitive position and reputation. Further, our business would be harmed if we fail to effectively manage the manufacture of our products. We generally place orders with Sanmina and Celestica at least two to three months prior to scheduled delivery of products to our customers. Accordingly, if demand for our products unexpectedly fluctuates, we may be unable to obtain adequate manufacturing capacity from Sanmina or Celestica or adequate quantities of components to meet our customers' delivery requirements or we may accumulate excess inventories. Manufacturing disruptions could prevent us from achieving timely delivery of products and could result in lost net revenues. Additionally, we must coordinate our efforts with those of our suppliers and Sanmina and Celestica to rapidly achieve volume production. Although we have not experienced supply problems with Sanmina or Celestica, we have experienced delays in product deliveries from one of our former contract manufacturers. Moreover, we may in the future need to find additional contract manufacturers that can manufacture our products in higher volume and at lower costs. We may not find a contract manufacturer that meets our needs. Additionally, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, we may lose net revenues and our customer relationships may suffer.

BECAUSE WE DEPEND ON SOLE SOURCES FOR A FEW KEY COMPONENTS, WE ARE SUSCEPTIBLE TO SUPPLY SHORTAGES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     We depend upon a single source for each type of our application-specific integrated circuits, or ASICs, and limited sources of supply for several key components, including, but not limited to, power supplies, chassis and optical transceivers. We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. Because we rely on Sanmina Corporation and Celestica, Inc. to procure components required for the manufacture of our products, Sanmina Corporation


                              Page 27 of 37 pages.

and or Celestica, Inc. may suffer component shortages. If we or our contract manufacturing partners are unable to buy these components, we will not be able to manufacture our products on a timely basis which would harm our business

BECAUSE WE ORDER COMPONENTS AND MATERIALS BASED ON ROLLING FORECASTS, WE MAY OVERESTIMATE OR UNDERESTIMATE OUR COMPONENT AND MATERIAL REQUIREMENTS, WHICH COULD INCREASE OUR COSTS OR PREVENT US FROM MEETING CUSTOMER DEMAND.

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

     The market for our SAN hub, switch and router products is competitive, and is likely to become even more competitive. In the SAN market, our current competitors include Ancor Communications, Inc., Atto Brocade Communications Systems, Inc., Chaparral Network Storage, Inc., Cornerstone, Emulex Corporation, McData Corporation, Pathlight and Vixel Corporation, and. In addition to these companies, we expect new SAN competitors to emerge. In the future, we may also compete against data networking companies which may develop SAN products. Furthermore, although we currently offer products that complement the software products offered by Legato Systems, Inc. and Veritas Software Corporation, they and other enterprise software developers may in the future compete with us. We also compete with providers of data storage solutions that employ traditional storage technologies, including small computer system interface-based technology such as Adaptec, Inc., LSI Logic Corporation and QLogic Corporation. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

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


                              Page 28 of 37 pages.

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

     Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and we have from time to time found errors in existing products, and we may from time to time find errors in our existing, new or enhanced products. In addition, our products are combined with products from other vendors. As a result, should problems occur, it might be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our or other vendors' SAN products, could adversely affect sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relationship problems.

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

WE HAVE EXPERIENCED A PERIOD OF RAPID GROWTH, AND IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE THIS AND FUTURE GROWTH, OUR BUSINESS MAY SUFFER.

     We have recently experienced a period of rapid growth. At March 31, 1997, we had a total of 38 employees, and at December 31, 2000, we had a total of 238 employees. We plan to continue to hire new employees to expand our operations significantly to pursue existing and potential market opportunities. This growth will place a significant demand on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and


                              Page 29 of 37 pages.

controls on a timely basis. Our key personnel have limited experience managing this type of growth. If we cannot manage growth effectively, our business could suffer.

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


                              Page 30 of 37 pages.

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

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

     For the fiscal year ended March 31, 2000, approximately 30% of our net revenues were from international sales activities, and for the nine months ended December 31, 2000, approximately 29% of our net revenues were from international sales activities. We plan to continue to increase our international sales activities. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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


                              Page 31 of 37 pages.

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

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS.

     As of December 31, 2000, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 5.3% of our outstanding common stock. As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK
PRICE.

     As of December 31, 2000, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 5.3% of our outstanding common stock, which they are able to sell in the public market. Sales of a substantial number of shares of our common stock could cause our stock price to fall.


                              Page 32 of 37 pages.

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


                              Page 33 of 37 pages.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2000, all of our investments were in cash equivalents and short-term investments. See Note 3 of the Notes to the Condensed Financial Statements.

     We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.


                              Page 34 of 37 pages.

                           PART II - OTHER INFORAMTION

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

     Gadzoox invested the proceeds from the offering in short-term investment grade, interest bearing securities and has used and intends to continue to use the proceeds for working capital and general corporate purposes, including expenditures for research and development of new products, sales channel development and other corporate purposes. In addition, we may use a portion of the net proceeds to acquire businesses, products or technologies that are complementary to our current or future business and product lines. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

     (a)  Reports on Form 8-K:

          (1) We filed a Current Report on Form 8-K dated October 23, 2000 to report the issuance of a press release announcing earnings for the quarter ended September 30, 2000.

          (2) We filed a Current Report on Form 8-K dated October 27, 2000 to report the issuance of a press release announcing the results of our Annual Meeting of Stockholders.


                              Page 35 of 37 pages.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2001                GADZOOX NETWORKS, INC.
                                        (Registrant)

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

                              Page 37 of 37 pages.