Form 10-Q/A
period 2000-09-30
GADZOOX NETWORKS INC
filed 2001-03-30
CIK 1084722

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.1 Employment, Change of Control and Severance Agreement by and between Michael Parides and Gadzoox Networks, Inc. dated as of September 1, 2000

          10.2 Employment, Change of Control and Severance Agreement by and between Ronald G. von Trapp and Gadzoox Networks, Inc. dated as of September 29, 2000

          27.1  Financial Data Schedule*
          ---------
          * Previously filed.

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

Dated: March 30, 2001                   GADZOOX NETWORKS, INC.
                                        (Registrant)

                                        /s/ MICHAEL PARIDES
                                        ----------------------------------------
                                        MICHAEL PARIDES
                                        President and Chief Executive Officer
                                        Authorized Officer of the Registrant and
                                        Chief Accounting Officer



                              Page 36 of 37 pages.

                                 EXHIBIT INDEX

EXHIBIT
  NO.               DESCRIPTION
-------             -----------
 10.1               Employment, Change of Control and Severance Agreement by and
                    between Michael Parides and Gadzoox Networks, Inc. dated as of September 1, 2000

 10.2 Employment, Change of Control and Severance Agreement by and between Ronald G. von Trapp and Gadzoox Networks, Inc. dated as of September 29, 2000

 27.1               Financial Data Schedule*

---------
* Previously filed.