Form 10-Q/A
period 2000-12-31
GADZOOX NETWORKS INC
filed 2001-03-30
CIK 1084722

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

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.1 Change of Control Agreement by and between Wayne Rickard and
               Gadzoox Networks, Inc. effective as of October 20, 2000.

          10.2 Change of Control Agreement by and between Clark Foy and Gadzoox
               Networks, Inc. effective as of October 20, 2000.

          10.3 Change of Control Agreement by and between Steve Dalton and
               Gadzoox Networks, Inc. effective as of October 20, 2000.

          27.1 Financial Data Schedule*

---------
*Previously filed.

     (b)  Reports on Form 8-K:

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

Dated: March 30, 2001                   GADZOOX NETWORKS, INC.
                                        (Registrant)

                                        /s/ MICHAEL PARIDES
                                        ----------------------------------------

                                        MICHAEL PARIDES
                                        President and Chief Executive Officer
                                        Authorized Officer of the Registrant
                                        and Chief Accounting Officer


                              Page 36 of 37 pages.

                                 EXHIBIT INDEX

Exhibit
  No.          Description
-------        -----------
  10.1         Change of Control Agreement by and between Wayne Rickard and
               Gadzoox Networks, Inc. effective as of October 20, 2000.

  10.2         Change of Control Agreement by and between Clark Foy and Gadzoox
               Networks, Inc. effective as of October 20, 2000.

  10.3         Change of Control Agreement by and between Steve Dalton and
               Gadzoox Networks, Inc. effective as of October 20, 2000.

  27.1         Financial Data Schedules*

-----------
*Previously filed.


                              Page 37 of 37 pages.