Form 10-K
period 2001-03-31
GADZOOX NETWORKS INC
filed 2001-06-29
CIK 1084722

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED MARCH 31, 2001

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

                                 MICHAEL PARIDES
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                               5850 HELLYER AVENUE
                               SAN JOSE, CA 95138
                                 (408) 360-4950

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $101,115,958 as of May 25, 2001, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on June 18, 2001 was 34,062,214 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission are incorporated by reference to Part III of this Annual Report on Form 10-K .

================================================================================

                             GADZOOX NETWORKS, INC.

                                    FORM 10-K

                                      INDEX


                                                                                                      PAGE
                                                                                                      ----
                                               PART I

Item 1.       Business                                                                                 1
Item 2.       Properties                                                                               16
Item 3.       Legal Proceedings                                                                        16
Item 4.       Submission of Matters to a Vote of Security Holders                                      17

                                               PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters                                                                                  17
Item 6.       Selected Financial Data                                                                  18
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                    19
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk                               36
Item 8.       Financial Statements and Supplementary Data                                              37
Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                                     37

                                               PART III

Item 10.      Directors and Executive Officers of the Registrant                                       38
Item 11.      Executive Compensation                                                                   38
Item 12.      Security Ownership of Certain Beneficial Owners and Management                           38
Item 13.      Certain Relationships and Related Transactions                                           38

                                               PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                          39

                                     PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that relate to future events or future performance such as the sufficiency of our capital resources to fund continuing operations; statements relating to the transition of the Storage Area Network, or SAN, industry to 2 gigabit per second speeds; our commitment to continue to devote substantial resources to product research and development and to develop new products with greater capabilities and that support new industry protocol standards, including development and deployment of the Slingshot 4218 fibre channel fabric backbone switch; timing of first shipments of the Slingshot 4218; our commitment to continue to work with industry leaders to promote SAN architecture and develop new products; our intentions to enter into additional distributor and reseller agreements in the U.S. and internationally; our intentions to continue to develop reusable elements; our intentions to continue sponsoring educational seminars; the percentage of our fiscal 2002 sales that will be derived from new products; our intentions to expand our sales and marketing operations; anticipated future levels of general and administrative expenses; and the evolution of SAN capabilities and the market for SAN products. In certain cases you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. There statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to our ability to raise sufficient capital to enable us to continue to operates our business; market acceptance of the Company's new products and the speed at which customers adopt current and new products for SANs; the ability and willingness of our OEM and distribution channel partners to buy and sell our products; our ability to develop, introduce, ship and support new products and product enhancements; growth rates of the market segment within which the Company participates; competition in the Company's industry and the timing of new technology and product introductions; the ability to retain and hire skilled personnel and the risks outlined under "Part II -- Risk Factors" and elsewhere in this Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW

     We are a provider of hardware and software products that enable the creation of networks made up of computers and data storage devices which have become known as storage area networks, or SANs. Our SAN products are based on fibre channel technology, a set of specifications designed to enable computing devices, such as computers and storage devices, to rapidly exchange large amounts of data. We have designed our products to leverage the capabilities of fibre channel technology to enable companies to better manage the growth of mission-critical data by overcoming the limitations of the traditional small computer system interface, or SCSI, which is a captive storage architecture.

     We expect that a substantial majority of our net revenues for fiscal 2002 will be derived from sales of new products currently under development or evaluation, including the Slingshot 4218. If sales from new products are lower than expected or if we are unable to raise additional capital, including through a draw down under our equity line financing agreement, we will be required to make a significant reduction in operating expenses and capital expenditures in fiscal 2002 to ensure that we will have adequate cash reserves to fund operations through the end of fiscal 2002. See "Part II -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Our SAN products include (1) the Capellix 3000 chassis switch, a switch that can be configured to perform multiple functions by adding hardware that is scalable from 6 to 32 ports; (2) the Capellix 2000 arbitrated loop switch, an 8-port switch that is extendable to 11 ports, designed for the entry-level switch market; (3) the Slingshot 4218 switch, a 2 gigabit 18-port fibre channel fabric switch (announced in April 2001) currently being evaluated by a number of OEMs and resellers; (4) the Gibraltar managed hub designed to provide centralized management of a SAN and (5) the Ventana SAN management software application which provides monitoring and control of SAN devices.

     We began shipments of our SAN products, in commercial quantities, in October 1995. Our primary customers included original equipment manufacturer or, OEM customers, and distribution channel partners. Our major current OEM customers include, among others, Hewlett-Packard Company, and Compaq Computer Corporation. We have a two-tier distribution channel comprised of distributors and resellers. Our major distribution customers currently consist of Bell Microproducts, Inc., Consan (a Gates/Arrow Company) and Tech Data Corporation.

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

     We were incorporated in April 1992 in California as Gadzoox Microsystems, Inc. In May 1997, we changed our name to Gadzoox Networks, Inc., and in August 1997, we reincorporated in Delaware. In July 1999, we sold 3,500,000 shares of common stock to the public in our initial public offering. Our principal executive offices are located at 5850 Hellyer Avenue, San Jose, California 95138, and our telephone number is (408) 360-4950. Our corporate web site is located at www.gadzoox.com.

     The Gadzoox logo and Gadzoox(R) are registered trademarks of our company. Gibraltar(TM), Capellix(TM), Reflex(TM), SANtools(TM), Slingshot(TM), Ventana(TM), IntraCom(TM), Nomad(TM) and PerfectPort(TM) are trademarks of our company. This Form 10-K contains other trademarks and tradenames of other entities.

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

     - LACK OF EFFICIENT TRANSMISSION OF DATA BETWEEN STORAGE DEVICES AND CLIENT APPLICATIONS. A SCSI device can only be connected between storage devices and servers. This tasks the server with providing the interconnect between the storage device and the application utilizing the data. This is inefficient because server bandwidth is spent transmitting data.

     - LACK OF SUFFICIENT DISTANCE. SCSI devices are typically limited to just a few meters of connection distance, depending on the speed of the SCSI device. This leads to problems where large data centers need to connect storage to servers, or in campus environments where buildings may share storage devices.

DEVELOPMENT OF FIBRE CHANNEL

     In 1994, the American National Standards Institute, or ANSI, approved the fibre channel standard as an open standard technology specifically for high performance, input/output intensive environments, such as server-storage connectivity. Commercially available fibre channel products today offer over 1 gigabit per second of bandwidth. The industry is expected to transition to 2 gigabit per second speeds in 2001. Multiple fibre channel links of 10 kilometers, or in certain instances 80 kilometers, may each be interconnected to enable long distances between servers and storage devices. Fibre channel technology also enables hundreds, theoretically thousands, of storage devices and servers to be interconnected.

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

THE NEED FOR A NEW CONNECTION BETWEEN SANS AND LOCAL AND WIDE AREA NETWORKS, OR LANS AND WANS

     Through the popularity of the Internet and the emergence of e-business systems, companies have come to rely on electronic data to conduct business. While the use of electronic data has streamlined business processes to reduce operating costs and expanded markets to increase revenue for many businesses, it has also increased their vulnerability to system failures or site disasters. To minimize these risks, companies are implementing disaster tolerance systems that copy or "mirror" data from the company's primary SAN site to additional SAN locations to help ensure continuous availability of data.

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

MANAGED STORAGE IN AN ENVIRONMENT OF PERSONNEL CONSTRAINTS AND HIGH STORAGE
GROWTH

     As more and more applications and data move online with global requirements of 24 hours a day, 7 days a week availability, the systems to support these requirements need to change and become more efficient. The proliferation of distributed systems has resulted in many enterprises with hundreds or even thousands of servers and storage devices. This, combined with the rapid growth of storage in many enterprises, creates an unmet demand for storage management. Trained personnel to manage data day-to-day are often not available and backup remains too cumbersome. Physical storage needs to be moved, protected and allocated in a more dynamic and efficient manner.

THE GADZOOX SOLUTION

     We sell hardware and software products that create SANs for the intelligent management of enterprise data. To address limitations of traditional captive storage architecture, we pioneered the development of the SAN by leveraging the capabilities of fibre channel technology to create a new network architecture designed to enable multiple storage devices to be connected to multiple servers. We deploy products to provide new ways of clustering storage devices making the management of data and the addition of new storage devices more efficient. Additionally, we provide advanced management capabilities to make storage easier to manage and protect.

We believe the combination of our technical innovation and our market vision has influenced and will continue to influence the evolution of the SAN market.

     We developed some of the first SAN devices and introduced products that are designed to manage data from within a SAN without relying on servers. Our products include hubs with intelligent diagnostics, a chassis switch based on the fibre channel arbitrated loop 100p protocal, or FC-AL, a fixed-port FC-AL stackable switch, and the recently announced Slingshot 4128, a fibre channel fabric switch which is currently being evaluated by a number of OEMs and resellers. Utilizing the proven principles of centralized network management for LANs, we were also the first to deliver management network devices and management software for SANs. These devices are designed to centralize the monitoring, diagnosis and control of a SAN and address the limitations of traditional captive storage architectures in the following ways.

CAPACITY SCALABILITY

     Our hub, switch and SAN management products are designed to allow users to scale servers and storage capacity independently to meet their individual needs. Our products help users realize fibre channel technology's ability to connect hundreds of storage devices or subsystems to multiple servers. This is more cost-effective than the traditional captive storage architecture, which requires businesses to purchase more than one server to facilitate the addition of storage devices.

INCREASED PERFORMANCE

     Our hub and Capellix family of switch products are designed to provide access to data at speeds exceeding 1 gigabit per second. Our Capellix chassis switch has greater port capacity (scalable from 4-ports to 32-ports) and a faster switching backplane than the 8-port and 16-port SAN switches available from other SAN vendors. Our Slingshot switch product has the highest port density in its class, and is designed to provide access to data at 2 gigabit per second speeds. This enables higher performance and more cost-effective scaling because more devices, manufactured by us or our competitors, can be connected through a single switch than can be connected through existing switches. Our products leverage the multiple server/multiple storage topology of SANs to allow multiple users simultaneous access to stored data over independent paths within the SAN. This permits faster access to data by more users than possible in traditional captive storage architecture.

MANAGEABILITY

     Our management software products are designed to provide centralized monitoring and control of storage and networking devices in a distributed SAN environment. For example, our proprietary management software features and Ventana SAN Manager software are designed to minimize downtime by monitoring, detecting, isolating and troubleshooting faults as they occur. Our products leverage the SAN environment to facilitate the sharing of storage resources, such as tape backup devices and disk arrays, or disk drives grouped together to provide added storage capacity. Our products also leverage the SAN environment to reduce the total cost of ownership of storage networks. We have designed our products to integrate with LAN management software tools, such as the Hewlett-Packard OpenView(TM), Computer Associates Unicenter(TM) and IBM Tivoli(TM). We believe that centralized management results in a total cost of ownership model where the cost of data management is significantly less than the cost of the storage devices themselves.

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

INTEROPERABILITY

     Our current products leverage the FC-AL protocol. This protocol is the most widely deployed fibre channel standard. As a result, our products are compatible with substantially all major fibre channel servers and storage subsystems. Additionally, our Capellix chassis product is highly interoperable with other products in the market due to (1) its ability to communicate to substantially all major fibre channel servers and storage subsystems; (2) its ability to interoperate with most hubs and switches manufactured by other SAN vendors; and (3) the ability of its chassis design to provide "future proofing" to allow for new printed circuit boards with new functionality to be easily added to the chassis. This interoperability allows customers to install our products into their existing networks to allow them to better preserve their investment in existing equipment and provide a path for upgrades. Our new product, the Slingshot 4218, which is currently being evaluated by a number of OEMs and resellers is based upon the fibre channel fabric protocol, or FC-SW and has been designed to fully conform to the fibre channel switch-2, or FC-SW-2 standard, which defines the standard method for fabric services in a multi-switch network.

MODULAR SCALABILITY

     The modular design of our products allow users to scale and upgrade the capabilities of their SANs as required. Our customers are able to meet their evolving storage and performance needs through the incremental installation or upgrade of switches and SAN management software features.

INCREASED NETWORK STABILITY

     Our proprietary Reflex feature is integrated in all of our Capellix switch products and is designed to automatically bypass faulty links and devices to help ensure network stability. Our proprietary PerfectPort feature is designed to increase the reliability of each fibre channel link to our switch products. This enhances the reliability of the SAN. In addition, the use of PerfectPort in each link enables all devices in the SAN to be interconnected without limitation in the number of network devices or the distance between SAN devices.

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

GADZOOX STRATEGY

     Our objective is to maintain and extend our position as a leading storage networking company by continuing to deliver enhanced and innovative products. Key elements of this strategy include the following:

LEVERAGE TECHNOLOGICAL LEADERSHIP

     We intend to leverage our technological expertise to introduce high-quality, cost-effective products and product enhancements to meet the needs of the evolving SAN market. We have significant technological expertise in both storage and networking. Our insight into the potential of fibre channel technology stems from the knowledge base of several of our employees who were involved in the establishment of the original fibre channel standards. Our participation on fibre channel and related standards committees, such as the Storage Networking Industry Association (SNIA), the Internet Engineering Task Force (IETF), the National Committee for Information Technology Standards (NCITS), and the Fibre Alliance, will enable us to extend our influence in the fibre channel market and into other technologies as they are applied to SANs. We believe this technological expertise has been instrumental in developing our SAN architecture and introducing innovative products. We intend to continue to devote substantial resources to our product development efforts.

      We remain committed to advancing the standardization of SAN capabilities through our participation in industry standards organizations, trade groups and strategic partnerships. For example, we have led the way in the development of SANmark conformance tests with the Fibre Channel Industry Association. These tests provide a mechanism to verify that devices are conforming to industry standards that Gadzoox is helping to develop, such as the FC-SW-2 standard which is currently out for public review and should be published shortly. We fully employ the standards of the National Committee for Information Technology Standards and other open standards bodies in our Slingshot family of fibre channel fabric switch products. Today, our technical personnel hold leadership positions in several working groups, including FC-SW-2, FC-MI, T11.3, IPFC, SNIA Tech Council, and SNIA CIMS.

DEVELOP PRODUCTS CONSISTENT WITH SAN EVOLUTION

     Recognizing that SAN architecture was a new storage connectivity paradigm, we targeted our initial product development efforts to the introduction of active hubs as the basic building block of SANs. As SAN architecture began to gain market acceptance, we introduced managed hubs and SAN management software to allow centralized monitoring and control in larger distributed environments. In September 1999 we first commercially shipped the Capellix 3000 chassis switch, designed to provide highly scalable switching capabilities with port counts from 6-ports to 32-ports, without the need to change other elements of the SAN, such as servers and storage devices. In March 2000 we first commercially shipped the Capellix 2000 stackable switch, an 8-port or 11-port switch. In April 2001, we announced the Slingshot 4218, an open standards-based fibre channel fabric switch. The Slingshot is currently being evaluated by a number of OEMs and resellers. We expect to begin shipping this product during the quarter ending September 2001. By basing new products on open standards, the need to reengineer systems to accommodate non-standards-compliant products, such as existing fibre channel FC-SW products, is diminished. By focusing on developing products consistent with SAN evolution, we believe that we have been a significant factor in the emergence of the SAN market. As SAN architecture gains wider market acceptance, we intend to continue to introduce products designed to enable greater capabilities.

DEVELOP DATA MANAGEMENT ARCHITECTURE

     We plan to leverage the SAN infrastructure to continue to develop a new data management architecture. Although SAN architecture addresses a number of problems resulting from the growth of enterprise data, we believe that its role will continue to evolve over time. Similar to the way that LAN architecture evolved from a connectivity method for the sharing of data and printers into an infrastructure that enabled the advent of client-server computing, we believe SAN architecture holds the potential of enabling further changes in the way data is managed. By eliminating the dependency between individual servers and the access to storage, SAN architecture enables the removal of data management applications from each server and consolidation in the SAN. In doing so, server processing capacity can be applied to business critical applications while data management functions are distributed within the SAN infrastructure, thereby creating a distributed data management environment.

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

FOCUS ON KEY OEM CUSTOMERS AND EXPAND DISTRIBUTION

     We intend to continue to focus on our OEM customer and distribution channel relationships to develop new markets. Our major OEM and distribution customers currently consist of the following:

               OEM CUSTOMERS                                           DISTRIBUTION CUSTOMERS
               -------------                                           ----------------------
               Hewlett-Packard Company                                 Bell Microproducts, Inc.
               Compaq Computer Company                                 Consan (a Gates/Arrow Company)
                                                                       Tech Data, Inc.

     While our OEM customers have historically accounted for the majority of our net revenues, our success depends largely on sales to OEMs and, in part, on the successful creation of an open market channel through distributors and resellers. Approximately 12% of our net revenues for the quarter ended March 31, 2001 came from distributor and reseller partners and 88% from OEM customers. We have taken several actions to improve our distribution channel partners' abilities to sell our products at the end-user level, including expanding training and customer service capability and implementing new reseller and distributor programs. However our primary sales focus is on OEM accounts. See "Part II -- Risk Factors -- If our distribution channel partners are unable or unwilling to resell our products, our net revenues will decrease and our business will be harmed;" "--Because we depend on a few key OEM and distribution partners, the loss of any of these customers could significantly reduce our net revenues" and "-- The SAN market in which we compete is new and unpredictable, and if this market does not develop and expand as we anticipate, our business will suffer."

     We offer a comprehensive training and marketing support program to our partners through our Gadzoox Associates in Networking or GAIN, program. We intend to enter into agreements with additional distributors or resellers, both in the United States and abroad, to increase our geographic coverage and address new vertical markets, however, we cannot assure you that we will be successful in these efforts or that our net revenues will increase if we are successful.

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


               ATL Products                                 Microsoft Corporation
                 (data backup applications)                 (server clustering and web-based management)
               Compaq Computer Corporation                  Novell, Incorporated
                 (storage management)                       (server clustering, network management)
               Exabyte Corporation                          Seagate Technologies, Inc.
                 (data backup applications)                 (storage device interface technologies)
               Legato Systems, Inc.                         Sun Microsystems, Inc.
                 (data backup application)                  (storage management architecture)
               Tivoli Systems Incorporated                  Veritas Software Corporation
                 (network management)                       (storage management architecture)
                                                            Computer Associates
                                                            (data backup application, network management)
                                                            Lucent Technologies
                                                            (fibre channel - Internet Protocol standards)


EMPLOY REUSABLE ELEMENTS

     Our products incorporate reusable application specific integrated circuit, or ASIC, cores and firmware agents, or small software applications used to carry out specific functions. This allows us to accelerate time-to-market, reduce development costs and leverage interoperability with existing products. In December 2000, we discontinued our relationship with Vitesse Semiconductor Corporation, our previous supplier of ASICs and have formed a strategic and business partnership with LSI Corporation to assist in the design as well as manufacture of our proprietary ASICs. We intend to continue developing reusable elements and leveraging them in order to quickly respond to changes in market requirements.

PRODUCTS

     We offer a comprehensive line of networking products consisting of SAN managed hubs, switches and management software. Our products are designed to address the needs of our existing and potential customers to enable the adoption and growth of SANs for a broad range of markets and applications. In fiscal 2001, approximately 74% of our revenues were derived from sales of our hub products and 26% from Capellix switch products. In fiscal 2000, 100% of our revenues were derived from the sale of our hub products. In fiscal 1999, substantially all of our revenues were derived from sales of our hub products. We expect that a substantial majority of our net revenues for fiscal year 2002 will be derived from sales of new products currently under development or evaluation, including the Slingshot 4218 fibre channel fabric switch. See "Part II -- Risk Factors -- Our business will suffer if we fail to successfully develop and introduce new and enhanced products that meet the changing needs of our customers" and "-- We have limited product offerings and our business may suffer if demand for any of these products declines or fails to develop as we expect."

NETWORK PRODUCTS

     Our line of network products currently includes a managed hub, chassis and stackable switches. Our products enable the cost-effective installation, scaling and extension of SAN capacity, performance and management capabilities.

     The following product listing summarizes the key features and benefits of our networking products:

HIGH-END HUB

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

FC-AL SWITCHES
            CAPELLIX 3000

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

FIBRE CHANNEL FABRIC SWITCH
            SLINGSHOT 4218

                      First Commercial Shipment:

                                 Expected quarter ending September 2001
                                 Announced in April 2001
                                 Currently under evaluation by OEMs and
                                 resellers

                      Description:

                                 18-port Fibre Channel Fabric Switch
                                 1 gigabit or 2 gigabit speed, auto-negotiated port-by-port
                                 Open standards-based (FC-SW-2)

                      Benefits:

                                 18 ports in 1U chassis for high density, low footprint
                                 Enables heterogeneous SAN fabrics and
                                 interoperability with existing 1 gigabit devices
                                 Load sharing trunks to enable selectable bandwidth between switches
                                 Management via Ventana SANtools FX

MANAGEMENT PRODUCTS

     Our modular, upgradable management products are designed to enable users to deploy management capabilities as required and enhance the ability to maintain compliance with future management standards. To minimize the requirement for multiple connections from managed hubs to a management console, our products employ our proprietary IntraCom proxy management system. Unlike other products that impose distance limitations or require multiple connections, our proxy management system is designed to enable a single managed "master" device to manage other "slave" devices over existing fibre channel links without impacting the flow of data.

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

            VENTANA SAN MANAGER AND VENTANA SANTOOLS

                      First Commercial Shipment:
                                 May 1997

                      Description:

                                 SAN management application
                                 Monitors, detects, isolates and troubleshoots faults as they occur

                      Benefits:

                                 Centralized network and data management
                                 Enhances data availability
                                 Designed to integrate into enterprise platforms such as OpenView(TM), Unicenter(TM) and Tivoli(TM)

CUSTOMERS

     We began commercial shipment of our SAN products in fiscal 1996, and as of March 31, 2001, we had shipped products to over 97 organizations in 30 countries.

OEM CUSTOMERS

     Historically, we have focused on sales to OEM customers because we believed that they were most capable of influencing the development of the early SAN market. We continue to believe that by partnering with leading OEM customers, we will continue to be well positioned to introduce new products and develop new markets. We work closely with our OEM customers as we develop new products and rely on these OEM customers for market feedback.

     In fiscal 2001, Hewlett-Packard Company represented approximately 42% of our net revenues and Compaq Computer Corporation represented approximately 33% of our net revenues. In fiscal 2000, Hewlett-Packard Company represented 33% of our net revenues and Compaq Computer Corporation represented 17% of our net revenues. In fiscal 1999, Hewlett-Packard Company represented 42% of our net revenues and Compaq Computer Corporation represented 15% of our net revenues.

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

DISTRIBUTION CHANNEL PARTNERS

     As the SAN market has matured, we have developed a two-tier distribution channel that is comprised of distributors and resellers. Distributors and resellers enable us to pursue a number of vertical markets and applications, such as e-commerce, internet service providers, digital video, digital publishing, oil and gas exploration and medical imaging. Our major distribution channel partners consist of Bell Microproducts, Inc., Consan (a Gates/Arrow Company) and Tech Data Corporation.


     We maintain a two-tier distribution marketing program. Our Gadzoox Associates in Networking, or GAIN, program addresses the SAN market development challenges and opportunities. By providing our partners with a comprehensive set of sales tools and in-depth training in technology, products, interoperability and applications, we believe that we can enhance their ability to identify sales opportunities and deploy solutions. As a result of lower than expected net revenues from distribution channel partners, we have taken several actions to improve sell-through at the end-user level, including expanding training and customer service capability and implementing new reseller and distributor programs. In addition to partner development activities, we also actively work on end-user education. With the goal of generating awareness and end-user demand for SAN solutions, we have participated in a number of seminars with partners, such as ATL Products, Inc., Compaq Computer Corporation, Chaparral Network Storage, Inc., Computer Associates International, Inc., Exabyte, Inc., Hewlett-Packard Company, Legato Systems, Inc., Microsoft Corporation, Novell, Inc., Veritas Software Corporation and XIOtech Corporation, Inc. We plan to continue these educational seminars in conjunction with our channel and strategic partners. In addition, during the fiscal year 2001, we launched a SAN Training and Certification program. We cannot assure you that these programs will be effective to increase sales into and through the distribution channel or to increase our net revenues.

     Historically, we have derived net revenues from a limited number of OEM and distribution channel partners, which subjects us to business risks. Furthermore, the inability or unwillingness of our distribution channel partners to resell SAN networking equipment, including full SAN solutions, would significantly reduce our net revenues which would harm our business. See "Part II -- Risk Factors -- If our distribution channel partners are unable or unwilling to resell our products, our net revenues will decrease and our business will be harmed" and "-- Because we depend on a few key OEM and distribution customers, the loss of any of these customers could significantly reduce our net revenues."

SALES, MARKETING AND CUSTOMER SERVICE

     Our sales and marketing strategy is focused on the development of the SAN market through relationships with OEM customers and distribution channel partners. OEM customers have demonstrated the ability to resell our SAN products due, in part, to the length of time they have been involved in the SAN marketplace and the strength of their internal technical, sales and marketing structures. OEM customers are able to sell full SAN solutions including servers, storage and SAN switches. Our distribution channel partners have participated in the SAN market for a shorter period of time and often do not have fully trained technical, sales and marketing staff. As a result, they are not as well positioned as our OEM customers to provide full solution sales. Additionally, distribution channel partners may not be able to effectively compete with OEMs. We believe that selling through both OEM and distribution channel customers will help the SAN market evolve and ultimately enhance our ability to address a large end-user base. However, our distribution channel partners must establish strong technical, sales and marketing capabilities to effectively perform in this marketplace.

     As of March 31, 2001, our sales and marketing organization consisted of a total of 68 people, including field sales representatives, systems engineers, applications engineers, product marketing, product management, channel marketing and marketing communications. Our field sales personnel are located in San Jose and Arcadia, California; Austin, Grapevine, Kingwood and Plano, Texas; Dawsonville, Georgia; Rolling Meadows, Illinois; Babylon, New York; Berkshire, England; North Point, Hong Kong and Munich, Germany.

CUSTOMER SERVICE

     Our customer service organization provides product and technical support to our OEM customers and distribution channel partners as well as warranty repair or replacement services. Through our indirect sales model and our partner training programs, we minimize the need for a large end-user support organization. We provide direct self-service support for our products through our website. As of March 31, 2001, our customer service organization included 6 full-time employees. We plan to augment our internal staff as required in the future.

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

FIBRE CHANNEL AND OTHER NETWORKING TECHNOLOGIES

     Fibre channel technology has been adopted by and is being supported by most major computer and storage device manufacturers, including International Business Machines Corporation, Sun Microsystems, Inc., Hewlett-Packard Company, Compaq Computer Corporation, Dell Computer Corporation, Seagate Technology, Inc. and EMC Corporation.

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

CORE ASIC DESIGN

     We design our own core ASICs and employ personnel with expertise in semiconductor process and design methods. Our proprietary ASICs are manufactured using complementary metal-oxide semiconductor, or CMOS technologies. We have successfully designed proprietary ASICs with speeds exceeding 1 gigahertz. We discontinued our business relationship with Vitesse Semiconductor, Inc. in December 2000, our previous ASIC supplier, and have formed a strategic and business partnership with LSI Logic Corporation to assist in the design as well as manufacture of our proprietary ASICs. Our CMOS ASIC staff possess expertise in ASIC architecture, design and test.

SYSTEM DESIGN

     We employ our own computer aided design (CAD) engineers and design our printed circuit boards, or PCBs. Our systems design team has expertise in the containment of high-frequency electromagnetic interference, or EMI, which is inherent in high-speed networking devices. We have expertise in chassis design, including design for manufacturability, testability, usability, reliability and low cost.

SOFTWARE

     We employ software engineers with expertise in embedded firmware, distributed agents and graphical user interface technologies. The team has experience in programming for several microprocessors and operating environments. We have considerable experience in software implementation to support fibre channel protocol standards, such as fibre-channel physical layer, or FC-PH, FC-AL, small computer system interface over fibre channel (FCP), fibre channel fabric loop attach, or FC-FLA, fibre channel general services, or FX-GS, and FC-SW. We have also demonstrated development capabilities in proprietary and standard SAN management protocols.

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

RESEARCH AND DEVELOPMENT

     Our research and development expenses were $29.4 million in fiscal 2001, $18.2 million in fiscal 2000 and $13.9 million in fiscal 1999. We believe that our research and development efforts are essential to our ability to develop and deliver innovative products that address the needs of the market and help evolve the capabilities of SANs. At March 31, 2001, we had 68 full time employees engaged in research and development.

     We recognize the need to integrate new and enhanced technologies into our products and to continue to extend the open SAN architecture. Research and development programs that we are currently involved in include 2 gigabit per second ASIC cores and transceivers, high availability clustering architectures, SAN management application programming interfaces (APIs), distributed SAN management agents and the integration of SAN, local area network and wide area network technologies. In addition to the development of proprietary core technologies, we plan to continue partnerships with other leading providers of SAN technologies, products and services to jointly develop architectures and industry standards.

     Our product development efforts may not result in commercially viable products, and our products may be made obsolete by changing technology or new product announcements by other companies. See "Part II -- Risk Factors -- We have limited product offerings and our business may suffer if demand for any of these products declines or fails to develop as we expect."

MANUFACTURING

CONTRACT MANUFACTURING

     Our manufacturing strategy focuses on the use of contract manufacturing for the material procurement, assembly, test, packaging, warehousing and shipment of our products to our customers. Based on its strength in the volume manufacture of high-speed data networking equipment, we selected Sanmina Corporation as our contract manufacturing partner. Using a contract manufacturer allows us to reduce costly investment in manufacturing capital and inventory warehousing. See "Part II -- Risk Factors -- We will be unable to manufacture or sell our products if our sole product manufacturer is unable to meet our manufacturing needs."

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

     Although we use standard parts and components for our products where possible, we currently purchase several key components used in the manufacture of our products from single or limited sources. Our principal single source components include ASICs, optical transceivers and power supplies. See "Part
II -- Risk Factors -- Because we depend on sole source and limited source suppliers for key components, we are susceptible to supply shortages that could adversely affect our operating results."

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

COMPETITION

     The competitive environment in the SAN market is still developing. We anticipate that the market for our products will continue to be highly competitive, continually evolving and subject to rapid technological change. New SAN products are being introduced by various server and storage providers as well as our current and future competitors, and existing products will be continually enhanced. We face competition primarily from other sellers of SAN hub and switch products, including, but not limited to, Brocade Communication Systems, Inc., McDATA Corporation, QLogic Corporation and Vixel Corporation, in the SAN switch market, and Emulex Corporation and Vixel Corporation, in the SAN hub market. Furthermore, although we currently offer products that are complimentary to SAN software products offered by companies such as Legato Systems, Inc. and Veritas Software Corporation, they and other enterprise software developers may in the future compete with us. We also compete with providers of data storage solutions that employ traditional technologies, including SCSI-based technology such as, Adaptec, Inc., LSI Logic Corporation and QLogic Corporation.

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

     -    price;

     - strength of customer relationships, including OEM and distribution channel partners;

     -    ability to meet delivery schedules; and

     -    customer service and technical support.

     Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger installed base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which allows them to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with divisions of our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional products from us or persuade them to replace our products with their products. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. Additionally, we may not be able to compete successfully against current or future competitors and competitive pressures may materially harm our business. See "Part II -- Risk Factors -- Our operating results may suffer because of competition in the SAN market as well as additional competition from data networking companies and enterprise software developers."

INTELLECTUAL PROPERTY

     Our success depends on our proprietary technology. We rely on a combination of patents, trademarks, and trade secrets, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. We currently hold six United States patents with respect to our SAN related technology. We also have five pending patents in the United States with respect to our technology and are seeking patent protection for certain aspects of technology in selected international locations. However, it is possible that patents may not be issued for these applications. All of our software products are copyrighted with our banners and notices. We have been granted registration of two trademarks in the United States. Despite precautions, third parties could copy or otherwise obtain and use our products or technology without authorization or develop similar technology independently. The measures we undertake may not be adequate to protect our proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to our products. There can be no assurances that such precautions we take will prevent misappropriation or infringement of our technology. Failure to protect our intellectual property could materially harm our business.

     It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all. See "Part II -- Risk Factors -- Because our intellectual property is critical to the success of our business, our operating results would suffer if we are unable to adequately protect our intellectual property" and "-- We rely heavily on our intellectual property, and efforts to protect it may cause us to become involved in costly and lengthy litigation which could seriously harm our business."

BACKLOG

     At March 31, 2001, the backlog for our products was approximately $1.7 million. This backlog represents orders that are scheduled for delivery to customers during the quarter ending June 2001. This compares to backlog of approximately $5.1 million at March 31, 2000, for delivery to customers during the quarter ending June 2000. Typically, our OEM customers forecast expected purchases on a three to six month rolling basis, as compared to distribution channel partners which order as required with minimal order fulfillment time. All orders are subject to cancellation or delay by the customers with limited or no penalty. Therefore, our backlog is not necessarily indicative of actual sales for any succeeding period.

EMPLOYEES

    As of March 31, 2001, we had 227 full time employees, of whom 68 employees were engaged in research and development, 50 were in engineering services, 67 were in sales and marketing, 23 were in manufacturing and 19 were in finance, administration and information services. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers as of June 29, 2001:


                         NAME                       AGE                             POSITION
               ----------------------------         ---          ------------------------------------------------
               Michael Parides(1) .........          42          President, Chief Executive Officer, and Director
               Wayne Rickard ..............          42          Senior Vice President, Research and Development
               Ronald von Trapp ...........          53          Vice President, Worldwide Sales
               David Eichler ..............          52          Vice President, Finance and Chief Financial Officer
               Clark Foy ..................          37          Vice President, Marketing
               William Hubbard ............          57          Vice President, Manufacturing
               Steven Dalton ..............          42          Vice President, Engineering
               Kristin Strout .............          34          Vice President, Human Resources

(1) Member of the audit committee.

     Michael Parides has served as our President, Chief Executive Officer and as a director of Gadzoox since September 2000. In January 2000 Michael joined the Company as Vice President of Advanced SAN Solutions and Customer Service and was promoted in June 2000 to Chief Operating Officer. From June 1999 to January 2000, Mr. Parides was the Group Vice President of the Storage,

Computer Systems, Software and Documents Management businesses at Dataquest/Gartner Group, a market research company. From November 1997 to June 1999, Mr. Parides was an independent consultant. From September 1996 to November 1997 he served as Vice President of Marketing of the Workstation, System and Server Division at Quantum Corporation, a storage systems company, or Quantum. From June 1995 to September 1996 Mr. Parides was the Vice President of Marketing, Consumer Desktops at IBM, a computer and software company. Mr. Parides holds a B.S. in electrical engineering from Rutgers University and an MBA from Duke University.

     Wayne Rickard joined us in April 1996 initially as our Vice President of Research and Development and General Manager at our Placentia, California facility. In January 1999 Mr. Rickard was promoted to Senior Vice President of Research and Development. In June 2000 Mr. Rickard was promoted to Chief Technical and Strategic Officer and has been serving in this capacity since that time. From September 1981 until joining us in April 1996, Mr. Rickard worked at Emulex Corporation, a data networking company, where he last served as senior director of engineering from April 1994 through April 1996. Mr. Rickard holds a B.S. in electrical engineering from California State University, Fullerton and an M.B.A. from Pepperdine University.

     Ronald von Trapp joined us in October 2000 as Vice President of Worldwide Sales. From August 1999 to September 2000, Mr. von Trapp was Vice President of Worldwide Sales at Vixel Corporation, a SAN switch company. From October 1997 to July 1999, Mr. von Trapp served as Vice President Worldwide Sales and Marketing for Mylex Corporation, a RAID storage systems company. From February 1997 to September 1997, he served as Vice President North American Sales for Maxtor Corporation, a storage systems company. From October 1988 to July 1996, Mr. von Trapp was Director of North American Distribution Sales for Quantum. Mr. von Trapp attended California State University, Fullerton.

     David Eichler joined the Company in May 2001 as Vice President of Finance and Chief Financial Officer. From January 1999 to May 2001, Mr. Eichler was Vice President of Finance and Administration and Chief Financial Officer for Alliance Semiconductor Corporation, a memory semiconductor company. Mr. Eichler served as Vice President of Finance and Chief Accounting Officer for Adobe Systems Inc., a software company, from December 1997 to December 1998. From March 1994 to November 1997, Mr. Eichler was Senior Vice President of Finance and Administration and Chief Financial Officer for Hyundai Electronics America, a semiconductor, computer and storage systems and telecommunications systems company, and served on the board of directors for three subsidiary companies. Mr. Eichler also held a number of senior financial management positions with Tandem Computers Inc., a fault-tolerant, mini-computer company. Mr. Eichler holds an MBA from the University of California, Los Angeles, a B.S. in accounting from Northeastern University and is a certified public accountant.

     Clark Foy joined the Company in June 2000 as Vice President of Marketing. From June 1997 to June 2000, Mr. Foy served in a number of senior management positions at Quantum, including Vice President of Marketing, Director of Strategic and Technical Marketing and Product Team Leader in the High-End Storage Division, as well as Director of Strategic Planning for the Hard Disk Drive Group. From July 1994 to May 1997, Mr. Foy held a number of management positions with Compaq Computer Corporation, a computer systems company, including Manager of Product Strategy and Planning, Manager of Business Unit Strategy and Planning, and Manager of Business Planning for the Desktop PC Division. Mr. Foy holds an MBA from Northwestern University and a B.S. in business administration from Miami University of Ohio.

     William Hubbard has served as Vice President of Manufacturing since September 1997. From May 1995 to July 1997, Mr. Hubbard served as Vice President, Manufacturing for Gregory Associates, a contract manufacturing company. From March 1994 to May 1995, Mr. Hubbard was Vice President of Operations for Hughes Lan Networks, a supplier of local area networking equipment. Mr. Hubbard holds a B.S. in manufacturing technology from Montana State University and an M.S. in Management Science and Engineering from Worchester Polytechnic Institute.

     Steven Dalton joined us in January 2000 as our Vice President of Development. From October 1998 to January 2000, Mr. Dalton served as the Vice President of Engineering, Americas for Force Computers, Inc. From February 1997 to October 1998 Mr. Dalton was Vice President of Product Development for Auspex Systems, Inc., or Auspex, a developer and manufacturer of network attached storage devices. From March 1995 to September 1996, Mr. Dalton served as Vice President of Engineering of Auspex and in September 1996, he was promoted to President and Chief Technical Officer, in which capacity he served until February 1997. Mr. Dalton holds a BSET degree from California Polytechnic State University and is currently enrolled in the MBA program at Golden Gate University.

     Kristin Strout joined the Company in February 2001 as Vice President of Human Resources. From October 1998 to May 2000, Ms. Strout served as Regional HR Planning Director, Asia Pacific for Lucent Technologies, a telecommunications company. From January 1996 to September 1998, Ms. Strout was Director and Senior Management Consultant at GML Consulting Limited, a human resource and management consulting company based in Hong Kong. Between May 1992 and January 1996, Ms. Strout was Human

Resources Consultant with HR Strategies, a human resources consulting company. Ms. Strout holds a B.A. degree in Psychology from Stanford University.

 ITEM 2. PROPERTIES

    Our corporate headquarters and engineering facility of approximately 65,000 square feet is located in San Jose, California. We lease this facility pursuant to a lease agreement that expires in November 2005. Additionally, the Company is subleasing approximately 8,000 square feet of adjacent space which expires in January 2002. Our research and development facility of approximately 20,000 square is located in Irvine, California. We lease this facility pursuant to a lease agreement that expires in April 2005.

    Our international sales offices are located in executive suites in London and Munich. We lease these facilities pursuant to lease agreements that expire in July and August 2001 respectively. We expect to renew these leases shortly.

    We also lease approximately 11,000 square feet in San Jose, California pursuant to a lease that expires in January 2002. We vacated this facility in October 1998 when we moved to our corporate headquarters facility. We sublease this facility to multiple tenants on terms that are co-terminous with our lease expiration date of January 2002.

     In May 2000, we entered into an agreement for a term of seven years to lease an additional 73,000 square feet in a new building adjacent to our existing corporate headquarters beginning August 2001. In March 2001 we entered into an amendment of that lease pursuant to which the landlord of the building agreed to seek a replacement tenant for the premises at equal or higher rent and similar terms. If the landlord is successful in doing so, or we are able to find a replacement tenant on terms acceptable to the landlord, the landlord will release us of our obligation with respect to this building effective as of the commencement of the replacement lease. In connection with the amendment, we issued to the landlord warrants to purchase 50,000 shares of our common stock at a price of $3.00 per share. The company has agreed to issue the landlord a warrant to purchase an additional 50,000 shares of our common stock if it is successful in finding a replacement tenant.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., Civil Action No. 01-CV-5309-RO, was filed against us, three of our former officers and Credit Suisse First Boston Corporation and BancBoston Robertson Stephens, Inc., two underwriters in our initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of Section 15 of the Securities Act against our former officers, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5, promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 19, 1999 and December 6, 2000. As of June 18, 2001, various plaintiffs have filed similar actions asserting virtually identical allegations against at least 45 other companies. To date, there have been no significant developments in the litigation. As of June 26, 2001, we have received two substantially identical lawsuits, and anticipate that additional related lawsuits may be brought against us with substantially identical allegations to the Cooper lawsuit. We further anticipate that all such lawsuits will eventually be coordinated or consolidated with one another. We intend to defend the lawsuits vigorously. Litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm our business, financial condition and results of operations. See "Part II -- Risk Factors -- Our business may be harmed by class action litigation due to stock price volatility" and "-- We may become involved in costly and time consuming litigation that may substantially increase our costs and thereby harm our business."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "ZOOX" since our initial public offering on July 19, 1999. Prior to this time, there was no public market for our stock. The following table sets forth the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of June 18, 2001 there were 312 holders of record of our common stock.

     The following table set forth, for the periods indicated the high and low closing sales prices on Nasdaq National Market for our common stock.


                                                                                  SALE PRICE
                                                                       ------------------------------
                                                                           HIGH               LOW
                                                                       -----------        -----------
               Fiscal 2002:
                      First Quarter (through June 18, 2001)            $     3.650        $     1.500

               Fiscal 2001
                      Fourth Quarter                                   $     5.062        $     1.468
                      Third  Quarter                                   $     6.750        $     2.093
                      Second Quarter                                   $    14.125        $     6.968
                      First Quarter                                    $    46.750        $    13.687

               Fiscal 2000
                      Fourth Quarter                                   $    72.125        $    37.500
                      Third Quarter                                    $    86.625        $    43.563
                      Second Quarter (from July 20, 1999)              $    97.125        $    53.875

     On July 20, 1999,we completed our initial public offering, or the "IPO", pursuant to a Registration Statement on Form S-1 (File No. 333-78029). In the IPO, we sold an aggregate of 4,025,000 shares of common stock (including an over-allotment option of 525,000 shares) at $21 per share. The IPO generated aggregate gross proceeds of approximately $84,525,000 for the Company. The aggregate net proceeds to the Company were approximately $77,495,000, after deducting underwriting discounts and commissions of approximately $5,917,000 and expenses of the offering of approximately $1,113,000. We used the proceeds for general corporate purposes, including working capital and capital expenditures.

     In April 2000, we issued an aggregate of 239,433 unregistered shares of our common stock to the shareholders of SmartSAN Systems, Inc. in connection with the merger of SmartSAN Systems, Inc. with our wholly owned subsidiary. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In May 2001, we sold 5.6 million shares of our common stock to three investors for net proceeds of approximately $14.5 million. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the selected financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Financial Statements and the Notes thereto included elsewhere in this report. The statements of operations data for the years ended March 31, 2001, 2000, and 1999, and the balance sheet data at March 31, 2001 and 2000, are derived from, and are qualified by reference to, the audited Financial Statements and Notes thereto appearing elsewhere in this report. The statements of operations data for the years ended March 31, 1998 and 1997, and the balance sheet data as of March 31, 1999, 1998 and 1997, are derived from, and are qualified by reference to, financial statements not appearing in this report. Historical results are not necessarily indicative of results that may be expected for any future period. The change in accounting policy relating to sales to distributors in the year ended March 31, 2001, has impacted the year over year compatibility of the selected financial data.


                                                                                       YEAR ENDED MARCH 31,
                                                                 ----------------------------------------------------------------
                                                                   2001          2000          1999          1998          1997
                                                                 --------      --------      --------      --------      --------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues ...............................................     $ 33,290      $ 47,931      $ 24,821      $  9,811      $    823
Cost of revenues ...........................................       32,131        26,128        18,638         7,898           483
                                                                 --------      --------      --------      --------      --------
    Gross margin ...........................................        1,159        21,803         6,183         1,913           340
                                                                 --------      --------      --------      --------      --------
Operating expenses:
    Research and development ...............................       29,368        18,223        13,928         7,178         2,168
    Sales and marketing ....................................       23,982        11,638         5,765         2,974         1,126
    General and administrative .............................        7,992         4,285         1,649         1,774           902
    Amortization of acquired intangible assets .............        3,842            --            --            --            --
    In-process research and development ....................        4,900            --            --            --            --
    Impairment of long lived assets ........................       17,829            --            --            --            --
    Restructuring and other expenses .......................        2,513            --            --            --            --
    Amortization of deferred compensation ..................          608         1,285           547            --            --
                                                                 --------      --------      --------      --------      --------
        Total operating expenses ...........................       91,034        35,431        21,889        11,926         4,196
                                                                 --------      --------      --------      --------      --------
Loss from operations .......................................      (89,875)      (13,628)      (15,706)      (10,013)       (3,856)
Interest income, net of interest expense ...................        2,332         3,267          (226)          373           259
Sale of electronic test equipment rights, net ..............           --            --            --            --         1,508
                                                                 --------      --------      --------      --------      --------
Net loss before cumulative effect of accounting
  change ...................................................     $(87,543)     $(10,361)     $(15,932)     $ (9,640)     $ (2,089)
                                                                 --------      --------      --------      --------      --------
Cumulative effect of accounting change .....................       (5,300)           --            --            --            --
Net loss ...................................................     $(92,843)     $(10,361)     $(15,932)     $ (9,640)     $ (2,089)
                                                                 ========      ========      ========      ========      ========
Basic net loss per share ...................................     $  (3.32)     $  (0.53)     $  (3.33)     $  (2.41)     $  (0.59)
                                                                 ========      ========      ========      ========      ========
Weighted average shares used in
  computing basic loss per share(1) ........................       28,006        19,731         4,789         3,995         3,551
                                                                 ========      ========      ========      ========      ========
Pro forma basic net loss per share (unaudited) .............     $    N/A      $  (0.43)     $  (0.91)
                                                                 ========      ========      ========
Weighted average shares used in
  computing pro forma basic net
  loss per share (unaudited)(1) ............................          N/A        23,960        17,594
                                                                 ========      ========      ========


                                                                                            MARCH 31,
                                                                 ----------------------------------------------------------------
                                                                   2001          2000          1999          1998          1997
                                                                 --------      --------      --------      --------      --------
                                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments .........     $ 10,939      $ 73,449      $ 12,202      $  4,624      $  7,067
Working capital ............................................       11,785        81,295        15,912         6,385         6,895
Total assets ...............................................       34,487       103,496        28,598        14,942         8,825
Long-term obligations, less current portion ................          403         1,292        15,057         1,426            16
Total stockholders' equity .................................       20,421        86,790         5,659         8,169         7,820

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In addition to historical information, this discussion contains forward-looking statements that relate to future events or our future performance such as statements relating to the sufficiency of our capital resources to fund continuing operations; our commitment to continue to devote substantial resources to product research and development; our intentions to expand our sales and marketing operations; the percentage of our fiscal 2002 sales that will be derived from new products and anticipated future levels of general and administrative expenses. In certain cases you can identify forward-looking statements by terminology such as "may", "will," "should," "expects," "plans," "anticipates," "believes," "estimates." "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to our ability to raise sufficient capital to enable us to continue to operate our business; market acceptance of the Company's new products and the speed at which customers adopt current and new products for SANs; the ability and willingness of our OEM and distribution channel partners to buy and sell our products; our ability to develop, introduce, ship and support new products and product enhancements; growth rates of the market segment within which the Company participates; competition in the Company's industry and the timing of new technology and product introductions; the ability to retain and hire skilled personnel and the risks outlined under "Risk Factors" and elsewhere in this Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements.

OVERVIEW

     We are a provider of hardware and software products for storage area networks, or SANs. Our SAN products are designed to leverage the capabilities of fibre channel technology to enable enterprises to better manage the growth of mission-critical data by overcoming the limitations of the traditional captive storage architecture. We sell our SAN products through leading OEMs, including Hewlett-Packard Company and Compaq Computer Corporation. We also sell our products through distribution channel partners such as Bell Microproducts, Consan (a Gates/Arrow Company) and Tech Data Corporation.

     We were founded in April 1992 and initially developed electronic test equipment. Since October 1995, we have focused on developing fibre channel network products that address the needs of the SAN market. Since our inception, we have incurred significant losses, and as of March 31, 2001, we had an accumulated deficit of $132.3 million, and for the fiscal year ended March 31, 2001, our net loss was $92.8 million. We have not, and may never, achieve profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant sales and marketing, product development and administrative expenses, and as a result, we will need to generate significant net revenues to achieve and maintain profitability.

     We expect that a substantial majority of our net revenues for fiscal 2002 will be derived from new products currently under development or evaluation, including the Slingshot 4218. If sales from new products are lower than expected or if we are unable to raise additional capital, including through a draw down under our equity line financing agreement, we will be required to make a significant reduction in operating expenses and capital expenditures in fiscal 2002 to ensure that we will have adequate cash reserves to fund operations through the end of fiscal 2002. See "-- Liquidity and Capital Resources."

     On April 5, 2000, in an acquisition accounted for under the purchase method of accounting, we acquired all of the outstanding shares of SmartSAN Systems, Inc., a California corporation ("SmartSAN"). We acquired SmartSAN by issuing 239,433 shares of its common stock in exchange for 100% of the outstanding stock of SmartSAN and has agreed to issue 108,376 additional shares pursuant to the exercise of SmartSAN stock options outstanding at the time of the acquisition. Total consideration was as follows (in thousands):

     Value of stock issued and options assumed                    $23,625
     Merger and other related costs paid in cash                    1,169
                                                                  -------
          Total Consideration                                     $24,794
                                                                  =======

     The allocation of the total consideration to the fair value of acquired assets and liabilities is as follows (in thousands):

     Fair value of net assets acquired and liabilities assumed    $  (778)
     Acquired intangible assets and goodwill                       20,672
     In-process research and development                            4,900
                                                                  -------
                                                                  $24,794
                                                                  =======

     At the time of the acquisition, we expensed approximately $4.9 million of purchased in-process research and development costs. Other purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $20.7 million are being amortized over their estimated useful lives of five years on a straight-line basis. Gadzoox amortized approximately $3.8 million for fiscal year ended March 31, 2001. In the fourth quarter ended March 31, 2001, we decided to abandon the Geminix product line purchased with SmartSAN. In March 2001, we expensed the remaining unamortized intangible assets of SmartSAN totaling $16.8 million.

     We currently derive substantially all of our revenues from sales of a limited number of products within the same product line. During fiscal 1999, substantially all of our net revenues were derived from sales of our hub products, some of which are no longer sold. We commenced commercial shipment of our Capellix switch products during the quarter ended December 31, 1999. While sales of Capellix during the quarters ended December 31, 1999 and March 31, 2000, were approximately 28% and 47% respectively, of net revenues, the majority of our net revenues in fiscal 2000 were generated from sales of our hub products. During fiscal 2001, approximately 74% of our revenues came from sales of hub products and approximately 26% from Capellix switch products. We expect that net revenues from switch products will account for a substantial majority of our total net revenues for the foreseeable future. The percentage of our net revenues derived from switch sales may vary significantly from quarter to quarter. Additionally, we expect that a substantial majority of our net revenues for fiscal 2002 will be derived from new products currently under evaluation or development. We may not be successful in our efforts to diversify our product base. Also, we may not be successful in the adoption of our new products, in particular our fibre channel fabric backbone switch, the Slingshot 4218 product, or the adoption of other products currently under development. Additionally, even if our customers adopt the Slingshot 4218 or other future products, we cannot assure you that our net revenues will increase. See "Risk Factors -- We have limited product offerings and our business may suffer if demand for any of these products declines or fails to develop as we expect" and "-- Our business will suffer if we fail to develop and successfully introduce new and enhanced products that meet the changing needs of our customers."

     We depend on a few key customers. In fiscal 2001, approximately 81% of our net revenues came from Hewlett-Packard Company, Compaq Computer Corporation and Bell Microproducts, Inc. with Hewlett-Packard and Compaq Computer each accounting for 10% or more of our net revenues. In fiscal 2000, approximately 72% of our net revenues came from four customers with sales to Hewlett-Packard Company, Compaq Computer Corporation, Bell Microproducts, Inc, and Tokyo Electron Limited each accounting for more than 10% of our net revenues. In fiscal 1999, approximately 84% of our net revenues came from sales to five customers with sales to Hewlett-Packard Company and Compaq Computer Corporation each accounting for more than 10% of our net revenues. While we are seeking to diversify our customer base and expand the portion of our net revenues which are derived from sales through various channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEM customers and distribution channel partners. We may not be successful in our efforts to diversify our customer base. See "Risk Factors -- Because we depend on a few key OEM and distribution channel partners, the loss of any of these customers could significantly reduce our net revenues."

     We believe net revenues derived from OEM customers and distribution channel partners will continue to fluctuate for the foreseeable future. During fiscal 2001, approximately 19% of our net revenues were derived from distribution channel partners and resellers. During fiscal 2001, net revenues derived from distribution channel partners were significantly lower than net revenues derived from OEM customers. Although we have taken several actions to improve our distribution channel partners' abilities to sell our products to end-users, we cannot assure you that demand for our products through the distribution channel will increase. If we are unable to increase sales through our distribution channel partners, our net revenues may continue to decline, and our business could be harmed. See "Risk Factors -- If our distribution channel partners are unable or unwilling to resell products, our net revenues will decrease and our business will be harmed," "-- Because we depend on a few key OEM and distribution channel partners, the loss of any of these customers could significantly reduce our net revenues" and "-- The SAN market in which we compete is new and unpredictable, and if this market does not develop and expand as we anticipate, our business will suffer."

        During the fourth quarter of fiscal 2001, the Company changed its accounting method for recognizing revenue net of appropriate reserves for sales returns when merchandise is shipped to distributors, to recognize revenue and related gross margin when the product is shipped by the distributor to end-user. The cumulative effect of this change in accounting policy in fiscal 2001 was an increase in our net loss by $5.3 million. This change in accounting policy was made effective April 1, 2000. The Company believes this change is preferable as it better recognizes the substance of demand for its products due to changes in the market place during fiscal year 2001, and will accordingly better focus the Company on, and allow investors to better understand end-user demand trends for its products.

       The Company continues to record product net revenues to OEMs upon shipment and provides an allowance for product returns based on management's estimates. Allowances for estimated sales returns are provided at the time of revenue recognition. Our past product return experience may not be indicative of future product return rates.

     Our gross margins are affected by, among other factors, fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders and product implementations, new product introductions both by us and by our competitors, product obsolescence, warranty and repair costs, changes in our pricing policies and those of our competitors, component costs, and the volume manufacturing pricing we are able to obtain from our contract manufacturer. We recognize higher gross margins from sales to distribution channel partners. As a result, a decrease in sales to these customers will have a greater impact on gross margins than a decrease in sales to other customers. See "Risk Factors -- If we cannot increase our sales volumes, reduce our costs or introduce higher margin products to offset reductions in the average unit price of our products, our operating results may suffer."

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

     Our contracts with our distribution channel partners generally contain additional provisions for stock rotation, which provide for a right of return for 10% to 15% of the value of purchases during the prior three months, to be offset with an immediately deliverable order in an amount equal to or greater than the stock to be rotated. Following our change in revenue recognition for distributors, revenue is only recognized when product is sold by the distributor to an end-user, and stock rotation rights are not expected to materially impair future revenues.

     We currently outsource substantially all of our manufacturing to Sanmina Corporation, a third-party manufacturer. Our agreement with Sanmina Corporation provides for two months of rolling purchase orders and rolling forecasts for the nine months immediately following the purchase order period. Purchase prices are negotiable throughout the three-year contract period. We are liable for materials that Sanmina Corporation purchases on our behalf that we cannot use, cannot be cancelled before receipt or are unique parts otherwise unusable by Sanmina Corporation. The agreement restricts our ability to reschedule orders and allows us to cancel existing orders subject to penalties of up to the total purchase price. Sanmina Corporation provides warranties on workmanship and pass-through warranties on component parts. Sanmina Corporation purchases most of the key components used to manufacture our products. We obtain some of these key components, such as our application specific integrated circuits, or ASICs, from sole sources and other components, such as power supplies and chassis, from limited sources. If we inaccurately forecast demand for our products, Sanmina Corporation may be unable to provide us with adequate manufacturing capacity. In addition, Sanmina Corporation may not be able to obtain adequate supplies of components to meet our customers' delivery requirements. Alternatively, excess inventories may be accumulated by Sanmina Corporation for our account. In order to reduce the costs of sales, we relocated our manufacturing operations from Sanmina Corporation's manufacturing facility in Santa Clara, California to its manufacturing facility in Guntersville, Alabama during the second half of fiscal 2000. Additionally, we may consider moving the outsourced manufacturing to other new locations or to a new contract manufacturer. These relocations could be time consuming and expensive and there can be no assurance that such moves would not disrupt the manufacturing of our products. Such disruptions could cause us to lose net revenues and damage our customer relationships. See "Risk Factors - We will be unable to manufacture or sell our products if our sole contract manufacturer is unable to meet our manufacturing needs," "- Because we depend on sole source and limited source suppliers for key components, we are susceptible to supply shortages that could adversely affect our operating results" and "- Because we order components and materials based on rolling forecasts, we may overestimate or underestimate our component and material requirements, which could increase our costs or prevent us from meeting customer demand."

RESULTS OF OPERATIONS

     The following table sets forth financial data for the fiscal years indicated as a percentage of net revenues:


                                                                                  YEAR ENDED MARCH 31,
                                                                             -----------------------------
                                                                              2001       2000         1999
                                                                             -----       -----       -----
               SUMMARY OF OPERATIONS DATA:
               Net revenues ............................................     100.0%      100.0%      100.0%
               Cost of revenues ........................................      96.5        54.5        75.1
                                                                             -----       -----       -----
                    Gross margin .......................................       3.5        45.5        24.9
                                                                             -----       -----       -----
               Operating expenses:
                    Research and development ...........................      88.2        38.0        56.1
                    Sales and marketing ................................      72.0        24.3        23.2
                    General and administrative .........................      24.0         8.9         6.7
                    Amortization of intangible assets ..................      11.5          --          --
                    In-process research and development ................      14.7          --          --
                    Impairment of long lived assets ....................      53.5          --          --
                    Restructuring and other expenses ...................       7.5          --          --
                    Amortization of deferred compensation ..............       1.8         2.7         2.2
                                                                            ------       -----       -----
               Total operating expenses ................................     273.5        73.9        88.2
                                                                            ------       -----       -----
               Loss from operations ....................................    (270.0)      (28.4)      (63.3)
               Interest income, net of interest expense ................       7.0         6.8        (0.9)
               Net loss before cumulative effect of change in
                 accounting principle ..................................    (263.0)      (21.6)      (64.2)
                                                                            ======       =====       =====
               Cumulative effect of change in accounting principle .....     (15.9)         --          --
                 Net Loss ..............................................    (278.9)%     (21.6)%     (64.2)%

YEARS ENDED MARCH 31, 2001, 2000 AND 1999

NET REVENUES

     Net revenues declined by $14.6 million to $33.3 million in fiscal 2001, or 30% from $47.9 million in fiscal 2000. The decrease in revenues during fiscal 2001 was primarily due to lower sales of the Gibraltar hub product line as well as the Capellix 3000 switch product. During fiscal 2000, net revenues were $47.9 million, an increase of 93% over fiscal 1999 revenues of $24.8 million. Net revenues for fiscal 2000 and 1999 increased over the respective prior year periods primarily due to a broadening of our product line, additions of new OEM customers and increased sales through distribution channel partners. In fiscal 2000, we began commercial shipments of our Capellix 3000 and Capellix 2000 switch products, however the majority of our net revenues during this period were generated from sales of older hub products. During fiscal 1999 we began selling our Gibraltar 6-port hub and Denali switch.

     Sales to OEMs and distributors during fiscal 2001 represented approximately 81% and 19% of net revenues respectively with Hewlett Packard Company and Compaq Corporation accounting for approximately 75% of our net revenues. Sales to OEMs and distributors during fiscal 2000 represented approximately 59% and 41% respectively, with Hewlett Packard Company, Compaq Corporation, Bell Microproducts, Inc and Tokyo Electorn Limited, accounting for approximately 72% of our net revenues. In fiscal 1999, approximately 67% of our net revenues came from three customers with sales to Hewlett Packard, Compaq Computer Corporation and Digital Equipment Corporation each accounting for more than 10% of our net revenues.

     During fiscal 2001, approximately 26% of our revenue was generated by the sale of our Capellix switch products and approximately 74% from the sale of hub products compared to 25% and 75% in fiscal 2000, respectively. In fiscal 1999, 100% of our revenues were derived from the sale of our hub products.

     Revenues by geographic area during fiscal 2001 were 72% from North America, 25% from Europe and 3% from Asia. During fiscal 2000, these percentages were approximately 70% from North America, 19% from Europe and 11% from Asia and in fiscal 1999, 64% from North America, 17% from Europe and 19% from Asia.

     Net revenues during fiscal years 2001, 2000 and 1999 may not be indicative of future results. In fiscal 2002, we expect that a substantial majority of our net revenues will come from the sale of new products currently under evaluation or development, including our fibre channel fabric backbone switch, the Slingshot 4218. We cannot assure you that we will be able to develop and introduce the Slingshot or other new products successfully and in the time frame we expect or that these products will be adopted by our OEM and distribution channel partners, or that significant net revenues would be derived if so adopted. See "Part II -- Risk Factors -- We have limited product offerings and our business may suffer if demand for any of these products declines or fails to develop as we expect" and "-- Our business will suffer if we fail to develop and successfully introduce new and enhanced products that meet the changing needs of our customers."

GROSS MARGINS

     Gross margins decreased in absolute dollars by $20.6 million, or 95%, during fiscal 2001 compared to fiscal 2000. As a percentage of sales, gross margins declined from 45.5% in fiscal 2000 to 3.5% in fiscal 2001. The decrease in gross margin during fiscal 2001 compared to fiscal 2000 was primarily due to increased reserves for excess and obsolete inventory, production cancellation penalties as a result of lower than expected revenues and discontinued product development efforts. Also contributing to the decrease in gross margin to a much lesser degree is lower sales volumes to distribution channel partners, for which gross margins are typically higher than OEM customers, and between fiscal 2001 and fiscal 2000 change product mix. During fiscal 2001 approximately 19% of our net revenues were derived from sales to distributors and resellers compared with approximately 30% in fiscal 2000.

     Between fiscal 2000 and fiscal 1999 the gross margin increased by $15.6 million. As a percentage of net revenues, the gross margin increased from 25% of sales in fiscal 1999 to 45% in fiscal 2000. This increase was primarily due to the following: a greater percentage of our net revenues were derived from higher gross margin sales to distribution customers, a greater percentage of our net revenues were derived from sales of higher margin new products, such as the Capellix switch, and higher sales volumes which resulted in economies of scale and cost savings realized from our transition to Sanmina Corporation for contract manufacturing.

     Our gross margins could decrease if sales to distribution channel partners decrease, if sales of our newer products are not adopted by the marketplace, if sales volumes decrease due to lower overall demand and if the Company were to experience increased price competition.

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

     Research and development expenses increased from $13.9 million in fiscal 1999, to $18.2 million in fiscal 2000, to $29.4 million in fiscal 2001. These increases were primarily due to additional research and development personnel, including the addition of our strategic research and development team and our two ASIC development teams primarily devoted to our development of new products including the Capellix and Slingshot family of switch products. In fiscal 2001 research and development expenses were approximately 88.2% of sales compared to 38.0% in fiscal 2000 and 56.1% in fiscal 1999.

     We believe that a significant level of investment for product research and development is required to remain competitive. Accordingly, we continue to devote substantial resources to product research and development efforts and expect that research and development expenses will continue to increase in absolute dollars.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with trade shows, promotional activities and travel expenses. Sales and marketing expenses increased by 106% to $24.0 million in fiscal 2001 from $11.6 million in fiscal 2000. Between fiscal 2000 and fiscal 1999 sales and marketing expenses increased by 102% from $5.8 million to $11.6 million.

     The increased spending in each of these years was primarily due to the hiring of additional sales and marketing personnel and the expansion of our sales and marketing efforts. During fiscal 2001, the increase in sales and marketing expense was primarily attributable to increased staffing and increased activities for the Capellix line, including joint seminar, tradeshow and advertising activities with key OEMs, alliance and distribution partners worldwide.

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

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems. General and administrative expenses increased by 87% to $8.0 million during fiscal 2001 from $4.3 million in fiscal 2000, and by 160% during fiscal 2000 from $1.6 million in fiscal 1999. The increase during fiscal 2001 and 2000 and between fiscal 2000 and 1999 was primarily attributable to increased personnel, additional expenses incurred related to the growth of our business, expansion of our facilities and information infrastructure and our operation as a public Company.

     We expect these expenses to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business, expansion of our information infrastructure and our operation as a public company.

AMORTIZATION OF DEFERRED COMPENSATION

     In connection with the grant of stock options to employees, during fiscal 1999, we recorded deferred compensation within stockholders' equity of approximately $3.0 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded amortization of deferred compensation of $0.6 million, $1.3 million, and $0.5 million during fiscal years 2001, 2000 and 1999 respectively. At March 31, 2001, the remaining deferred compensation of approximately $0.4 million will be amortized as follows: $0.3 million in fiscal 2002 and $.1 million in fiscal 2003. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited. See Note 7 of the Notes to the Financial Statements.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

     In connection with the acquisition of SmartSAN Systems, Inc. ("SmartSAN") in April 2000, we amortized purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $20.7 million over their estimated useful lives of five years on a straight-line basis. For fiscal 2001 the Company amortized $3.8 million of goodwill and acquired intangible assets. During the fourth quarter of fiscal 2001, the Company wrote-off the remaining $16.8 million of goodwill and reported this as a separate line item on its Statement of Operation. See "Restructuring and Impairment Charges."

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

     In connection with our acquisition of SmartSAN, the Company expensed approximately $4.9 million as in-process research and development costs which represented approximately 20% of the purchase price and was attributable and supported by an analysis that identified revenue and costs on a project-by-project basis. The value assigned to purchased-in-process technology, based on a discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility has not been established. As of the acquisition date, in-process projects consisted of the Geminix router and two other router products. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate included a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology and the completeness of each product at the time of the acquisition. A discount rate of 35% was used. The percentage complete calculations for all products were estimated based on research and development expenses incurred to date and management's estimates of remaining development costs which do not differ materially from historical amounts. At the date of acquisition, the Geminix router and the two other products under development were determined to be 80%, 65% and 25% complete, respectively.

RESTRUCTURING AND IMPAIRMENT CHARGES

     During the fourth quarter of fiscal 2001, we executed our plan to focus more resources on the development of open-fabric switch technology products and to restructure our business operations. This resulted in the termination and abandonment of the Axxess and Geminix product lines, reduction of personnel and consolidation of all San Jose, California operations in one building. In connection with this restructuring, the Company recorded expenses of approximately $2.5 million and an additional expense of $17.8 million relating to the impairment of long term assets, primarily relating to the write-off of the remaining goodwill and intangibles that arose from the SmartSAN acquisition which was completed in April 2000. See Note 9 of the Notes to the Financial Statements.

INTEREST INCOME, NET OF INTEREST EXPENSE

     Interest income, net of interest expense, related to our debt and lease obligations, includes income from our cash investments, net of expenses related to our financing obligations. Interest income, net of interest expense, totaled $2.3 million in fiscal 2001, compared to $3.3 million in fiscal 2000 and interest expense, net of interest income, of $0.2 million in fiscal 1999. The decrease in interest income, net of interest expense, in fiscal 2001 was primarily the result of lower cash levels due to the higher operating loss as well as increased working capital and capital spending, offset in part by lower interest expense due to the repayment of the outstanding convertible notes to Seagate Technology, Inc. See Note 4 of the Notes to the Financial Statements.

     The increase of net interest income during fiscal 2000 compared to fiscal 1999 was primarily due to interest income earned from investment of the net proceeds received from the issuance of common stock from our initial public offering in July 1999, and by lower interest expense charged on the convertible note due to partial conversion of the note in connection with our initial public offering. This increase was partially offset by increased interest expense charged on higher capital lease obligations. During fiscal 1999 interest expense, net of interest income, was primarily due to accrued interest on the convertible note, as well as, interest expense charged on our capital lease obligations.

INCOME TAXES

     As of March 31, 2001, we had approximately $108.3 million of federal and $26.9 million of state net operating loss carryforwards for tax purposes available to offset future taxable income. We also had Federal and state research and development tax credit carryforwards of approximately $3.1 million and $2.8 million respectively. Such net operating and research credit loss carryforwards expire at various dates beginning in 2001 through 2015. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception because management's estimate of the realizability of the tax benefits of the loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance for us to recognize such benefits currently.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private sales of common stock, convertible preferred stock, the issuance of a convertible note, equipment lease financings and an initial public offering of common stock.

     At March 31, 2001, we had approximately $10.9 million in cash and cash equivalents and $11.8 in net working capital, a decrease of $31.9 million in cash and cash equivalents and a decrease of $69.5 million in net working capital from the prior fiscal year.

     In fiscal 2001, the Company used $51.0 million in cash for operating needs, an increase of $37.5 million from fiscal 2000. This increase was primarily due to the higher than anticipated net loss as a result of lower sales of new and existing products and higher operating expenses coupled with higher working capital needs.

     Additionally, during fiscal 2001, we generated $23.1 million in cash from investing activities, primarily due to the net proceeds from the sale and purchase of short term investments of $30.6 million, offset in part by the purchase of capital equipment of $5.3 million and $2.2 million used for the purchase of long term investments and the acquisition of SmartSAN.

     Net cash used by financing activities during fiscal 2001 amounted to approximately $4.0 million. Approximately $5.1 million was used to pay the remaining balance due on the convertible note payable to Seagate Technology, Inc., other notes payable acquired from with SmartSan and capital equipment lease obligations. Proceeds from the issuance of common stock in connection with employee stock option exercises and the employee stock purchase plan generated approximately $1.7 million in fiscal 2001.

     In fiscal 2000, we used $13.6 million in cash for operating needs, a decrease of 13% from $15.7 million used in fiscal 1999. This decrease was primarily due to a decrease in our net loss from $15.9 million in fiscal 1999 to $10.4 million in fiscal 2000.

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

     We expect to devote substantial cash resources to continue our research and development efforts, to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities.

     We incurred a net loss in the year ended March 31, 2001 of $92.8 million and have an accumulated deficit of $132.3 million as of March 31, 2001. We have continuously incurred net losses from operations and used $51.0 million of cash in operations for the year ended March 31, 2001, and have working capital of $11.8 million as of March 31, 2001.

     In May 2001, we sold 5.6 million shares of our common stock in a private placement transaction for net proceeds of approximately $14.5 million.


     On June 28, 2001, we entered into an equity line financing agreement, or Equity Line, with Societe Generale pursuant to which the Company has the right to elect to sell and Societe Generale has the obligation to purchase up to $20 million of the Company's common stock. Pursuant to the terms of the Equity Line, the Company, from time to time, during the two year period beginning on June 28, 2001, can elect to sell (which election is referred to as a draw down) a specific dollar amount of its common stock based upon the price and trading volume of its common stock during the thirty trading days prior to a draw down. The price per share and the actual number of shares sold by the Company pursuant to each draw down will be determined by the price and volume of trading in the Company's common stock during the five trading days following the day that the Company notifies Societe Generale of the draw down, provided that in no event will the price per share be less than the higher of $1.00 and the price set by the Company in its notice of election to make a draw upon the equity line. Under the terms of the Equity Line Agreement, the Company is obligated to sell at least $5.0 million of common stock to Societe Generale or pay a penalty equal to 6% of any portion of such $5.0 million minimum obligation which is not sold by the Company. The Company cannot sell more than 6,812,400 shares of common stock pursuant to the Equity Line without first obtaining stockholder approval.

     The Company also is obligated in connection with the Equity Line to file a registration statement registering the sale by Societe Generale of any shares sold by the Company. If this registration statement is not declared effective within 180 days of June 28, 2001, then Societe Generale shall have the right to terminate the Equity Line, in which event the Company shall be obligated to pay the penalty described above.

     The Company's ability to sell shares of its common stock under the Equity Line is subject to a number of conditions set forth in the Equity Line agreement, including, but not limited to, (i) the requirement that the price per share of the Company's Common Stock remain higher than a specified minimum price during the five trading days following the Company's election to draw upon the Equity Line, (ii) the absence of any material adverse change in the business or financial condition of the Company, (iii) the continued effectiveness of the registration statement covering the sale of shares by Societe Generale and the absence of any material omission or misstatement from the then current prospectus relating to the registration statement and (iv) the delivery of certain letters and reports from the Company's counsel and accountants.

     The Equity Line prohibits Societe Generale from selling shares of the Company's Common Stock during the term of the Equity Line other than a number of shares equal to the amount of any draw down by the Company divided by 94% of the minimum selling price specified in the Company's draw down election. Consequently, Societe Generale may have the ability to sell substantially more shares of Common Stock following a draw down election than it is obligated to purchase in connection with the draw down, which may result in an immediate and significant drop in the Company's stock price and a significant increase in the number of shares issued by the Company pursuant to a draw down. Accordingly, the Company's use of the Equity Line for financing may result in substantial dilution to the Company's stockholders and a significant decline in the Company's stock price.

     We believe that our cash reserves, working capital and the funds available under the Equity Line agreement will be adequate to fund our operations through the end of fiscal 2002. However, as discussed above, the Company's right to sell shares under the Equity Line agreement is subject to a number of conditions and we may not be able to sell our shares of common stock under the Equity Line agreement when we wish or need. If we are unable to sell our shares of common stock under the Equity Line Agreement, we will be required to raise additional funds to continue to operate our business.

     Many companies in the high technology manufacturing industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may not be able to obtain. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

     Our cash needs depend on numerous factors, including market acceptance of and demand for our switch products, particularly new products currently under evaluation or development, including the Slingshot 4218, our ability to develop and introduce new products and product enhancements, prices at which we can sell our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, increases in manufacturing costs and the prices of the components we purchase and other factors. In fiscal 2002 a substantial majority of our revenues are expected to be derived from the sale of new products currently under evaluation or development, including the Slingshot 4218. We cannot assure you that we will be able to develop and introduce the Slingshot or other new products successfully and in the time frame we expect or that these products will be adopted by our OEM and distribution channel partners, or that significant net revenues would be derived if so adopted. See "Risk Factors -- We have limited product offerings and our business may suffer if demand for any of these products declines or fails to develop as we expect" and "--Our business will suffer if we fail to develop and successfully introduce new and enhanced products that meet the changing needs or our customers." If we are unable to raise additional capital, including through a draw down under the Equity Line, or if sales from new products are lower than expected, we will be required to make a significant reduction in operating expenses and capital expenditures in fiscal 2002 to ensure that we will have adequate cash reserves to fund operations through the end of fiscal 2002.

     Additionally, we may do one or more of the following:

     - engage a financial advisor to explore strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

     - raise additional capital to fund continuing operations by private placements of equity and/or debt securities; and

     - form a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.


     In addition to the foregoing, we are attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. In addition, cost-cutting measures could include additional reductions in force. Further, we are working with our channel partners to increase revenues through new marketing programs and promotions, and are exploring potential additional sources of revenue. There can be no assurance that we will be successful in increasing revenues or reducing cash outflows.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 138 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not currently hold any derivative instruments and does not currently engage in any material hedging activities, management believes that the application of SFAS No. 138 will not have a material impact on the Company's financial position or results of operations.

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

WE HAVE INCURRED NET LOSSES IN EVERY FISCAL YEAR AND FISCAL QUARTER SINCE OUR INCEPTION AND THE FAILURE TO RAISE ADDITIONAL CAPITAL RESOURCES WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We incurred a net loss in the year ended March 31, 2001 of $92.8 million and have an accumulated deficit of $132.3 million as of March 31, 2001. We have continuously incurred net losses from operations and used $51.0 million of cash in operations for the year ended March 31, 2001, and have working capital of $11.8 million as of March 31, 2001.

     In May 2001, we sold 5.6 million shares of our common stock in a private placement transaction for net proceeds of approximately $14.5 million.


      On June 28, 2001, we entered into an equity line financing agreement, or Equity Line, with Societe Generale pursuant to which the Company has the right to elect to sell and Societe Generale has the obligation to purchase up to $20 million of the Company's common stock. Pursuant to the terms of the Equity Line, the Company, from time to time, during the two year period beginning on June 28, 2001, can elect to sell (which election is referred to as a draw down) a specific dollar amount of its common stock based upon the price and trading volume of its common stock during the thirty trading days prior to a draw down.

     The Company's ability to sell shares of its common stock under the Equity Line is subject to a number of conditions set forth in the Equity Line agreement, including, but not limited to, (i) the requirement that the price per share of the Company's Common Stock remain higher than a specified minimum price during the five trading days following the Company's election to draw upon the Equity Line, (ii) the absence of any material adverse change in the business or financial condition of the Company, (iii) the continued effectiveness of the registration statement covering the sale of shares by Societe Generale and the absence of any material omission or misstatement from the then current prospectus relating to the registration statement and (iv) the delivery of certain letters and reports from the Company's counsel and accountants.

     The Equity Line prohibits Societe Generale from selling shares of the Company's Common Stock during the term of the Equity Line other than a number of shares equal to the amount of any draw down by the Company divided by 94% of the minimum selling price specified in the Company's draw down election. Consequently, Societe Generale may have the ability to sell substantially more shares of Common Stock following a draw down election than it is obligated to purchase in connection with the draw down, which may result in an immediate and significant drop in the Company's stock price and a significant increase in the number of shares issued by the Company pursuant to a draw down. Accordingly, the Company's use of the Equity Line for financing may result in substantial dilution to the Company's stockholders and a significant decline in the Company's stock price. See "Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources."

     We believe that our cash reserves, working capital and the funds available under the Equity Line agreement will be adequate to fund our operations through the end of fiscal 2002. However, as discussed above, the Company's right to sell shares under the Equity Line agreement is subject to a number of conditions and we may not be able to sell our shares of common stock under the Equity Line agreement when we wish or need. If we are unable to sell our shares of common stock under the Equity Line Agreement, we will be required to raise additional funds to continue to operate our business.

     Many companies in the high technology manufacturing industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may not be able to obtain. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

     Our cash needs depend on numerous factors, including market acceptance of and demand for our switch products, particularly new products currently under evaluation or development, including the Slingshot 4218, our ability to develop and introduce new products and product enhancements, prices at which we can sell our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, increases in manufacturing costs and the prices of the components we purchase and other factors. In fiscal 2002 a substantial majority of our revenues are expected to be derived from the sale of new products currently under evaluation or development, including the Slingshot 4218. We cannot assure you that we will be able to develop and introduce the Slingshot or other new products successfully and in the time frame we expect or that these products will be adopted by our OEM and distribution channel partners, or that significant net revenues would be derived if so adopted. See "Risk Factors -- We have limited product offerings and our business may suffer if demand for any of these products declines or fails to develop as we expect" and "--Our business will suffer if we fail to develop and successfully introduce new and enhanced products that meet the changing needs or our customers." If we are unable to raise additional capital, including through a draw down under the Equity Line, or if sales from new products are lower than expected, we will be required to make a significant reduction in operating expenses and capital expenditures in fiscal 2002 to ensure that we will have adequate cash reserves to fund operations through the end of fiscal 2002.

     Additionally, we may do one or more of the following:

     - engage a financial advisor to explore strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

     - raise additional capital to fund continuing operations by private placements of equity and/or debt securities; and

     - form a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.


     In addition to the foregoing, we are attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. In addition, cost-cutting measures could include additional reductions in force. Further, we are working with our channel partners to increase revenues through new marketing programs and promotions, and are exploring potential additional sources of revenue. There can be no assurance that we will be successful in increasing revenues or reducing cash outflows.

OUR RECENT EQUITY LINE FINANCING MAY CAUSE A SIGNIFICANT DILUTION TO OUR STOCKHOLDERS AND A SIGNIFICANT DECLINE IN OUR STOCK PRICE.

     The Equity Line prohibits Societe Generale from selling shares of the Company's Common Stock during the term of the Equity Line other than a number of shares equal to the amount of any draw down by the Company divided by 94% of the minimum selling price specified in the Company's draw down election. Consequently, Societe Generale may have the ability to sell substantially more shares of Common Stock following a draw down election than it is obligated to purchase in connection with the draw down, which may result in an immediate and significant drop in the Company's stock price and a significant increase in the number shares issued by the Company pursuant to a draw down. Accordingly, the Company's use of the Equity Line for financing may result in substantial dilution to the Company's stockholders and a significant decline in the Company's stock price.


WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS MAY SUFFER IF DEMAND FOR ANY OF THESE PRODUCTS DECLINES OR FAILS TO DEVELOP AS WE EXPECT.

     We derive a substantial portion of our net revenues from a limited number of products. Specifically, in fiscal 2001, the majority of our net revenues were derived from our hub products. However, we expect that net revenues from our switch products will account for a substantial majority of our total net revenues for the foreseeable future. Additionally, we expect that a substantial majority of our net revenues for fiscal 2002 will be derived from new products currently under evaluation or development, including our fibre channel fabric backbone switch, the Slingshot 4218. There is no assurance that the Slingshot 4218, or any other newly developed product will be adopted by our OEM or distribution channel partners or that significant net revenues would be derived if adopted. As a result, for the foreseeable future, we will continue to be subject to the risk of a significant decrease in net revenues if demand for our switch products decline. Therefore, continued market acceptance of our switch products is critical to our future success. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

     - growth and changing requirements of the SAN hubs and switch product markets;

     - availability, price, quality and performance of competing products and technologies;

     - performance, quality, price and total cost of ownership of our products; and;

     - successful development of our relationships with existing and potential OEM customers and distribution channel partners.

WE HAVE INCURRED SIGNIFICANT LOSSES IN EVERY FISCAL YEAR AND FISCAL QUARTER SINCE OUR INCEPTION AND WE MAY NEVER BECOME PROFITABLE.

     We have incurred significant losses since inception and expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. As of March 31, 2001, our accumulated deficit was $ 132.3 million. We may never realize sufficient revenues to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we will need to generate increased net revenues to achieve profitability. Further, even if we achieve profitability, given the competition in, and the evolving nature of the storage area networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     During the fourth quarter of fiscal 2001, we executed on our plan to focus more resources on the development of open fabric switch technology products and to restructure our business operations. This resulted in the termination and abandonment of the Axxess and Geminix product lines, reduction of personnel and consolidation of all San Jose, California operations in one building. In connection with this restructuring, the Company recorded expenses of approximately $2.5 million and an additional expense of $17.8 million relating to the impairment of long term assets, primarily relating to the write-off of the remaining goodwill and intangibles that arose from the SmartSAN acquisition which was completed in April 2000. See Note 9 of the Notes to the Financial Statements.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES, AND, BECAUSE MOST OUR EXPENSES ARE FIXED IN THE SHORT TERM, WE MAY NOT BE ABLE TO DECREASE OUR EXPENSES IN A TIMELY MANNER TO OFFSET ANY UNEXPECTED SHORTFALL IN REVENUES.

     We have generated net revenues for less than seven years and, thus, we have only a short history from which to predict future net revenues. During the past three years, our revenues have varied significantly. Additionally, we expect that most of our net revenues for fiscal 2002 will be derived from new products under evaluation and development. This limited operating experience, combined with the rapidly evolving nature of the SAN market in which we sell our products and our reliance on new product sales reduces our ability to accurately forecast our quarterly and annual revenue. Further, we plan our operating expenses based primarily on our revenue projections. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. For example, during the 2001 fiscal year, orders from our distribution channel partners were lower than expected due to decreased sell-through to end-user customers which resulted in a corresponding decrease in net revenues. Additionally, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip product, which resulted in a corresponding decrease in net revenues. If a similar situation were to occur in the future, we may incur additional unexpected losses which could seriously harm our business. For further financial information relating to our business, see "Notes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     - our ability to develop, introduce, ship and support new products and product enhancements;

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

     - the mix of our hubs and switch products sold and the mix of distribution channels through which they are sold;

     -    increases in the prices of the components we purchase;

     - our ability to maintain quality manufacturing standards for our products;

     - competitive technology developments which may decrease the demand for products based on the technology we utilize;

     - our ability to maintain, increase or quickly decrease the contract production of our products at expected prices; and

     - the mix of our hubs, switches, software and other products sold and the mix of distribution channels through which they are sold.

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

BECAUSE WE DEPEND ON A FEW KEY OEM AND DISTRIBUTION CHANNEL PARTNERS, THE LOSS OF ANY OF THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR NET REVENUES.

     We depend on a few key OEM and distribution channel partners. In fiscal 2001, approximately 80% of our net revenues came from three customers with sales to Hewlett-Packard Company and Compaq Computer Corporation each accounting for 10% or more of our net revenues. In fiscal 2000, approximately 72% of our net revenues came from four customers with sales to Hewlett-Packard Company, Compaq Computer Corporation, Bell Microproducts, Inc. and Tokyo Electron Limited each accounting for more than 10% of our net revenues. Although we intend to expand our original equipment manufacture customer base, we anticipate that our operating results will continue to depend on sales to a relatively small number of customers. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For example, net revenues for the year ended March 31, 2001 were significantly lower than expectations as a result of a decline in orders from our distribution channel partners due to a decline in sell-through to end-user customers. This decline contributed to the substantial decrease in net revenues for fiscal 2001 compared to fiscal 2000. Additionally, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip product, and in December 1998, Hewlett-Packard Company unexpectedly reduced orders for our Gibraltar 10-port product. Digital Equipment Corporation's order cancellation resulted in a reduction of anticipated net revenues by approximately 12% for the fiscal year ended March 31, 1999.

IF OUR DISTRIBUTION CHANNEL PARTNERS ARE UNABLE OR UNWILLING TO RESELL OUR PRODUCTS, OUR NET REVENUES WILL DECREASE AND OUR BUSINESS WILL BE HARMED.

     During fiscal 2001, approximately 19% of our net revenues were derived from sales to distribution channel partners and resellers. Our OEM customers have demonstrated the ability to resell our SAN products due, in part, to the length of time they have been involved in the SAN marketplace and the strength of their internal technical, sales and marketing structures. Our distribution channel partners have participated in the SAN market for a shorter period of time and often do not have fully trained technical, sales and marketing staff. As a result, they are not as well positioned as our OEM customers to provide full solution sales. Additionally, distribution channel partners may not be able to effectively compete with OEMs. Although we have taken several actions to improve our distribution channel partners' abilities to sell our products to end-users, we can not assure you that demand for our products through the distribution channel will increase. If we are unable to effectively leverage sales through our distribution channel partners, our net revenues may continue to decline, and our business would be harmed. The inability or unwillingness of our distribution channel partners to resell SAN networking equipment, including full SAN solutions, would significantly reduce our net revenues which would harm our business.

OUR RELIANCE ON OEM CUSTOMERS AND DISTRIBUTION CHANNEL PARTNERS AND THE LENGTHY PROCESS REQUIRED TO ADD THESE PARTNERS MAY IMPEDE THE GROWTH OF OUR NET REVENUES.

     We rely on OEM customers and distribution channel partners to distribute and sell our products. As a result, our success depends substantially on (1) our ability to initiate, manage and expand our relationships with significant OEM customers, (2) our ability to attract distribution channel partners that are able and willing to sell our products and (3) the sales efforts of these OEM customers and distribution channel partners. Our OEM customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new technologies, including our products. Based on our experience with our larger OEM customers, this evaluation process is lengthy and has historically been as long as nine months. This process is also complex and may require significant sales, marketing and management efforts on our part. The complexity of this process increases if we must qualify our products with multiple customers at the same time. In addition, once our products have been qualified, the length of the sales cycle of each of our OEM customers may vary depending upon whether our products are being bundled with another product or are being sold as an option or add-on. Sales to distribution channel partners may also require lengthy sales and marketing cycles. Additionally, to increase sales through the distribution channel, we have made significant investments in activities designed to improve sell-through at the end-user level. As a result, we may expend significant resources in developing partner relationships before recognizing any revenue. We may not be able to manage and expand our relationships with OEM customers and distribution channel partners successfully and they may not market our products successfully. Moreover, our agreements with OEM customers and distribution channel partners have no minimum purchase commitments. Our failure to manage and expand our relationships with OEM customers and distribution channel partners or their failure to market our products could substantially reduce our net revenues and seriously harm our business.

OUR BUSINESS MAY BE HARMED BY CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY.

     On June 6, 2001 the Company and three former officers were named defendants in a putative securities class action lawsuit. See "Part I -- Item 3 -- Legal Proceedings". Securities class action litigation often is brought against a company due to volatility in the market price of its securities. The market price of our securities has been volatile in the past and may be volatile in the future. Therefore, we may in the future be the target of additional securities litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

THE SAN MARKET IN WHICH WE COMPETE IS NEW AND UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

     The market for SAN hubs and switch products has only recently begun to develop and is rapidly evolving. Because the SAN market is new, it is difficult to predict its potential size or future growth rate. Our products are used exclusively in SANs. Accordingly, widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. The speed at which customers adopt current and new products for SANs is highly unpredictable. Our success in generating net revenues in this emerging market will depend on, among other things, our ability to:

     - educate potential OEM customers, distribution channel partners and end users about the benefits of SANs hub and switch technology;

     - maintain and enhance our relationships with leading OEM customers and channel partners;

     - predict and base our products on standards which ultimately become industry standards; and;

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

OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

     Our future success depends upon our ability to address the rapidly changing SAN market, including changes in relevant industry standards and the changing needs of our customers by developing and introducing high-quality, technologically-progressive, cost-effective products, product enhancements and services on a timely basis. We expect that a substantial majority of our net revenues for fiscal 2002 will be derived from new products currently under evaluation and development, including the Slingshot 4218 fibre channel fabric switch. We expect to commence commercial shipments of the Slingshot 4218 during the September 2001 quarter. Our future net revenue growth will be dependent on the success of the Slingshot 4218 and other new products, and we may not be able to develop and introduce the Slingshot 4218 or other new products successfully in the time frame we expect. We have, in the past, experienced delays in product development and such delays may occur in the future. Further, we cannot be certain of the demand for, and market acceptance of, the Slingshot 4218 and other new products. See "Part II Risk Factors "--We have limited product offerings and our business may suffer if demand for any of these products declines or fails to develop as we expect," for factors that may affect the market acceptance of our products, some of which are beyond our control. In addition, we must successfully manage the introduction of new or enhanced products to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet our customers' demands. Our net revenues will be reduced if we fail to develop product enhancements, if we fail to introduce new products, or if any new products or product enhancements that we develop and introduce are not broadly accepted.

COMPETING TECHNOLOGIES MAY EMERGE AND WE MAY FAIL TO ADOPT NEW TECHNOLOGIES ON A TIMELY BASIS. OUR FAILURE TO UTILIZE NEW TECHNOLOGIES MAY DECREASE THE DEMAND FOR OUR NEW PRODUCTS.

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

WE WILL BE UNABLE TO MANUFACTURE OR SELL OUR PRODUCTS IF OUR SOLE CONTRACT MANUFACTURER IS UNABLE TO MEET OUR MANUFACTURING NEEDS.

      Sanmina Corporation or, "Sanmina", a third party manufacturer for numerous companies, manufactures all of our products at its facility in Guntersville, Alabama. Sanmina is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order which has been accepted by Sanmina. If Sanmina experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues and our competitive position and reputation. Further, our business would be harmed if we fail to effectively manage the manufacture of our products. We generally place orders with Sanmina at least two months prior to scheduled delivery of products to our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Sanmina or adequate quantities of components to meet our customers' delivery requirements or we may accumulate excess inventories. In the future we intend to work with additional new contract manufacturers that can potentially manufacture our higher volume products, at lower costs in foreign locations. We could experience difficulties and disruptions in the manufacture of our products while we transition to new facilities. Manufacturing disruptions could prevent us from achieving timely delivery of products and could result in lost net revenues. Additionally, we must coordinate our efforts with those of our suppliers, Sanmina, or other third party manufacturers, to rapidly achieve volume production. Although we have not experienced supply problems with Sanmina, we have experienced delays in product deliveries from one of our former contract manufacturers. Moreover, we may in the future need to find a new contract manufacturer that can manufacture our products in higher volume and at lower costs. We may not find a contract manufacturer that meets our needs. Additionally, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or decide to change contract manufacturers, we may lose net revenues and our customer relationships may suffer.

BECAUSE WE DEPEND ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR KEY COMPONENTS, WE ARE SUSCEPTIBLE TO SUPPLY SHORTAGES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     We depend upon a single source for each type of our application-specific integrated circuits, or ASICs, and limited sources of supply for several key components, including, but not limited to, power supplies, chassis and optical transceivers. We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. We rely on Sanmina to procure components required for the manufacture of our products. Sanmina may suffer component shortages. If we or Sanmina are unable to buy these components, we will not be able to manufacture our products on a timely basis which would harm our business.

BECAUSE WE ORDER COMPONENTS AND MATERIALS BASED ON ROLLING FORECASTS, WE MAY OVERESTIMATE OR UNDERESTIMATE OUR COMPONENT AND MATERIAL REQUIREMENTS, WHICH COULD INCREASE OUR COSTS AND THEREBY NEGATIVELY IMPACT OUR OPERATING RESULTS, OR PREVENT US FROM MEETING CUSTOMER DEMAND.

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

     The market for our SAN hub and switch products is competitive, and is likely to become even more competitive. In the SAN switch market, our current competitors include Brocade Communications Systems, Inc., McData Corporation, Q Logic Corporation and Vixel Corporation. In the SAN hub market, our competitors include Emulex Corporation and Vixel Corporation. In addition to these companies, we expect new SAN competitors to emerge. In the future, we may also compete against data networking companies which may develop SAN products. Furthermore, although we currently offer products that complement the software products offered by Legato Systems, Inc. and Veritas Software Corporation, they and other enterprise software developers may in the future compete with us. We also compete with providers of data storage solutions that employ traditional storage technologies, including small computer system interface-based technology such as Adaptec, Inc., LSI Logic Corporation and QLogic Corporation. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Moreover, we have only recently begun to offer SAN switch products. Therefore, we may not be able to compete successfully in the SAN switch product market.

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

      Our success depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, finance and operations, many of whom would be difficult to replace. We do not maintain key person life insurance on most of our key personnel and do not have employment contracts with any of our key personnel. The loss of the services of any of our key personnel could have a negative impact on our business. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. Many of our key employees and other employees have only recently joined us. Our chief executive officer has held that position for less than one year. Our vice president of marketing, vice president of sales and vice president of human resources have been with us for less than one year and our chief financial officer has been with us for approximately one month. If we are unable to integrate new employees in a timely and cost-effective manner, our operating results may suffer. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing, finance and operations personnel, including executive officers. Competition for these people is intense, especially in the San Francisco Bay area where our operations are headquartered. In particular, we have experienced difficulty in hiring and retaining qualified ASIC, software, system, test and customer support engineers and executive staff and we may not be successful in attracting and retaining individuals to fill these positions. If we are unable to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be harmed. In addition, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to such claims in the future as we seek to hire qualified personnel. Any claim of this nature could result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

WE HAVE EXPERIENCED A PERIOD OF RAPID GROWTH, AND IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE THIS AND FUTURE GROWTH, OUR BUSINESS MAY SUFFER.

     We have recently experienced a period of rapid growth. At March 31, 1997, we had a total of 38 employees, and at March 31, 2001, we had a total of 227 employees. We plan to continue to hire new employees to expand our operations significantly to pursue existing and potential market opportunities. This growth will place a significant demand on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. Our key personnel have limited experience managing this type of growth. If we cannot manage growth effectively, our business could suffer.

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

WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, AND EFFORTS TO PROTECT IT, MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION WHICH WOULD SERIOUSLY HARM OUR BUSINESS.

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

     - obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which license may not be available on reasonable terms, or at all; and

     - redesign those products or services that are based on or incorporate the challenged intellectual property.

     If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our products, and our net revenues would be substantially reduced.

INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS AFFECTING OUR BUSINESS EVOLVE RAPIDLY, AND IF WE CANNOT DEVELOP PRODUCTS THAT ARE COMPATIBLE WITH THESE EVOLVING STANDARDS, OUR BUSINESS WILL SUFFER.

     Our products must comply with industry standards. For example, in the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission. Internationally, our products are also required to comply with standards established by authorities in various countries. Any new products and product enhancements that we introduce in the future must also meet industry standards at the time they are introduced. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business. Our products comprise only a part of the entire SAN market. All components of the SAN must comply with the same standards in order to operate efficiently together. We depend on companies that provide other components of the SAN to support the industry standards as they evolve. Many of these companies are significantly larger and more influential in effecting industry standards than we are. Some industry standards may not be widely adopted or they may not be implemented uniformly, and competing standards may emerge that may be preferred by OEM customers or end users. If other companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could suffer.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

     For the fiscal year ended March 31, 2001, approximately 28% of our net revenues were from international sales activities, and for the fiscal year ended March 31, 2000, approximately 30% of our net revenues were from international sales activities. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

WE MAY BECOME INVOLVED IN COSTLY AND TIME CONSUMING LITIGATION THAT MAY SUBSTANTIALLY INCREASE OUR COSTS AND THEREBY HARM OUR BUSINESS.

     We may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Litigation is subject to inherent uncertainties and an adverse result in any such matter could harm our business. See "Part I--Item 3--Legal Proceedings."

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS' EQUITY AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

     As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our market or enhance our technical capabilities, or that may otherwise offer growth opportunities. In April 2000, we completed our acquisition of SmartSAN Systems, Inc. As a result, we issued 239,455 shares of our common stock and agreed to issue 108,376 shares of our common stock pursuant to the exercise of SmartSAN options outstanding at the time of the acquisition. While we have no additional current agreements or negotiations underway, we may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

     - issue stock that would dilute our current stockholders' percentage ownership;

     -    incur debt; or

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2001, all of our investments were in cash and cash equivalents. See Note 2 of the Notes to the Financial Statements.

     The following table details our short-term investments and cash and cash equivalents at March 31, 2001 and 2000 (in thousands):


                                                                        MARCH 31,
                                                                --------------------------
                                                                  2001               2000
                                                                -------            -------
               U.S. Government Agencies                         $    --            $28,243
               Corporate bonds and notes                          6,747             42,577
               Money market funds and available cash            $ 4,192            $ 2,629
                                                                -------            -------
                     Total                                      $10,939            $73,449
                                                                =======            =======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS


                                                                                         PAGE
                                                                                         ----
Report of Independent Public Accountants                                                  F-2
Balance Sheets as of March 31, 2001 and 2000                                              F-3
Statements of Operations for the years ended
  March 31, 2001, 2000 and 1999                                                           F-4
Statements of Stockholders' Equity for the years ended
  March 31, 2001, 2000 and 1999                                                           F-5
Statements of Cash Flows for the years ended
  March 31, 2001, 2000 and 1999                                                           F-6
Notes to Financial Statements                                                             F-7
Schedule II - Valuation and Qualifying Accounts                                           F-23



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding our directors is incorporated by reference from "Election of Directors - Directors and Nominees" in our Proxy Statement for our 2001 Annual Meeting of Stockholders. The required information concerning executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's Executive Officers and Directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Executive Officers, Directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. A late report on Form 4 was filed by Wayne Rickard on May 8, 2001 with respect to his sales of shares of common stock on November 14, 2000 and November 15, 2000. A late report on Form 4 was filed by William Hubbard on May 8, 2001 with respect to his stock options exercises on April 11, 2000 and September 26, 2000. A report on Form 5 was not filed by Christine Munson with respect to her grants of options on July 14, 2000 and July 24, 2000. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, other than the exceptions described in this paragraph, during fiscal 2001, all executive officers and directors of the Company complied with all applicable filing requirements.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

Report of Independent Public Accountants

Balance Sheets as of March 31, 2001 and 2000

Statements of Operations for the years ended March 31, 2001, 2000 and 1999

Statements of Stockholders' Equity for the years ended March 31, 2001, 2000 and 1999

Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999

Notes to Financial Statements


(2) Financial Statement Schedules:

The following financial statement schedule of Gadzoox Networks, Inc. for the years ended March 31, 2001, March 31, 2000 and March 31, 1999 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Gadzoox Networks, Inc.

Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

(3) Exhibits:


NUMBER                     DESCRIPTION OF DOCUMENT
------                     -----------------------
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

 10.6* Convertible Subordinated Promissory Note, dated October 12, 1998, made by Gadzoox and payable to Seagate Technology, Inc.

 10.7* Change of Control Agreement between Gadzoox and K. William Sickler, as amended

 10.8*      Change of Control Agreement between Gadzoox and Kent Bridges.

 10.9*      Restricted Stock Purchase Agreement between Gadzoox and K. William
            Sickler

 10.10* Compaq Computer Corporation Purchase Agreement -- JIT Program, entered into as of June 13, 1997, by Compaq

NUMBER                     DESCRIPTION OF DOCUMENT
------                     -----------------------
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

 10.12* Warrant to purchase shares of Series F Preferred Stock of the Gadzoox issued to Comdisco, Inc.

 10.13* Warrant to purchase shares of Series G Preferred Stock of Gadzoox issued to Comdisco, Inc.

 10.14*     First Amended and Restated Series F, G and H Preferred Stockholders'
            Agreement, dated as of October 12, 1998

 10.15**    Agreement and Plan of Reorganization between Gadzoox, Gadzoox
            Acquisition Corporation and SmartSAN Systems, Inc. dated as of March
            2, 2000

 10.16***   Lease Amendment #2 between Gadzoox and Mission West Properties, L.P.
            II dated as of April 21, 2000

 10.17***   Lease Agreement and Lease Amendment #1 between Gadzoox and Mission
            West Properties, L.P. II dated August 13, 1998 and December 31,
            1998, respectively

 10.18****  Employment, Change of Control and Severance Agreement between
            Gadzoox and Michael Parides dated as of September 1, 2000

 10.19****  Employment, Change of Control and Severance Agreement between
            Gadzoox and Ronald G. von Trapp dated as of September 29, 2000

 10.20***** Change of Control Agreement between Gadzoox and Wayne Rickard effective as of October 20, 2000

 10.21***** Change of Control Agreement between Gadzoox and Clark Foy effective as of October 20, 2000

 10.22***** Change of Control Agreement between Gadzoox and Steve Dalton effective as of October 20, 2000

 10.23      Office Lease between Gadzoox and Irvine Oaks Realty Holding Co.,
            Inc. dated as of October 1999

 10.24 Loan Agreement between Gadzoox, Clark Foy and Catherine Foy dated as of June 26, 2000

 10.25      First Amendment to Office Lease between Gadzoox and Oaks Realty
            Holding Co., Inc. dated as of June 30, 2000

 10.26      Second Amendment to Office Lease between Gadzoox and Oaks Realty
            Holding Co., Inc. dated as of September 18, 2000

 10.27 Change of Control Agreement between Gadzoox and Kristin Strout dated as of February 20, 2001

 10.28      Lease Amendment Agreement #3 between Gadzoox and Mission West
            Properties, L.P. II dated as of March 23, 2001

 10.29 Change of Control Agreement between Gadzoox and Ed Turner dated as of March 26, 2001

 10.30      Securities Purchase Agreement between Gadzoox and purchasers of
            Gadzoox' Common Stock dated May 25, 2001.

 10.31 Equity Line Financing Agreement between Gadzoox and Societe Generale dated as of June 28, 2001.

 10.32 Registration Rights Agreement between Gadzoox and Societe Generale dated as of June 28, 2001.

 18.1       Letter regarding change in accounting principles

 23.1       Consent of Arthur Andersen LLP, Independent Accountants

 24.1       Power of Attorney (See signature page)

----------------
* Incorporated by reference from Gadzoox' Registration Statement on Form S-1 (Reg. No. 333-78029), as amended.

** Incorporated by reference from Gadzoox' Current Report on Form 8-K filed on March 16, 2000.

*** Incorporated by reference from Gadzoox' Annual Report on Form 10-K filed on June 29, 2000.

**** Incorporated by reference from Gadzoox' Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000 filed on March 30, 2001.

*****Incorporated by reference from Gadzoox' Quarterly Report on Form 10Q/A for the quarter ended December 31, 2000 filed on March 30, 2001.

b)   Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GADZOOX NETWORKS, INC.


                                    By:  /s/ MICHAEL PARIDES
                                         --------------------------------------
                                         Michael Parides
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Dated: June 29, 2001

                                POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Parides and David P. Eichler, each of them, his true and lawful attorneys-n-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                                                    TITLE                                    DATE
            ----                                                    -----                                    ----
    /s/ MICHAEL PARIDES                         President, Chief Executive Officer and Director          June 29, 2001
-----------------------------------                     (Principal Executive Officer)
       Michael Parides


    /s/ DAVID P. EICHLER                     Vice President, Finance and Chief Financial Officer         June 29, 2001
-----------------------------------            (Principal Financial and Accounting Officer)
       David P. Eichler


      /s/ MILTON CHANG                                             Director                              June 29, 2001
-----------------------------------
        Milton Chang


     /s/ ROBERT KUHLING                                            Director                              June 29, 2001
-----------------------------------
       Robert Kuhling


      /s/ STEVEN WEST                                              Director                              June 29, 2001
-----------------------------------
        Steven West


     /s/ SYLVIA SUMMERS                                            Director                              June 29, 2001
-----------------------------------
       Sylvia Summers

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                  PAGE
                                                                                                  ----
Report of Independent Public Accountants                                                           F-2
Balance Sheets as of March 31, 2001 and 2000                                                       F-3
Statements of Operations for the years ended March 31, 2001, 2000 and 1999                         F-4
Statements of Stockholders' Equity for the years ended March 31, 2001, 2000 and 1999               F-5
Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999                         F-6
Notes to Financial Statements                                                                      F-7
Schedule II - Valuation and Qualifying Accounts                                                    F-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Gadzoox Networks, Inc.

We have audited the accompanying balance sheets of Gadzoox Networks, Inc., a Delaware corporation, as of March 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gadzoox Networks, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective April 1, 2000, the Company changed its method of accounting for revenue recognition for sales to distributors.

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


San Jose, California
June 29, 2001

                             GADZOOX NETWORKS, INC.
                                 BALANCE SHEETS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS



                                                                                        MARCH 31,
                                                                            -------------------------------
                                                                                 2001                  2000
                                                                            ---------             ---------
CURRENT ASSETS:
  Cash and cash equivalents                                                 $  10,939             $  42,830
  Short-term investments                                                           --                30,619
  Accounts receivable, net of allowance for doubtful accounts of
    $350 and $600 in 2001 and 2000, respectively                                2,922                14,131
  Inventories                                                                  10,626                 6,665
  Prepaid expenses and other current assets                                       961                 2,464
                                                                            ---------             ---------
        Total current assets                                                   25,448                96,709
Property and equipment, net                                                     8,244                 6,495
Other assets                                                                      795                   292
                                                                            ---------             ---------
                                                                            $  34,487             $ 103,496
                                                                            =========             =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Convertible notes                                                         $      --             $   3,052
  Current portion of note payable                                                  --                   196
  Current portion of capital lease obligations                                    924                 1,545
  Accounts payable                                                              6,176                 7,079
  Compensation related accruals                                                 1,331                 1,534
  Other accrued liabilities                                                     5,232                 2,008
                                                                            ---------             ---------
        Total current liabilities                                              13,663                15,414
Capital lease obligations, net of current portion                                 403                 1,292
                                                                            ---------             ---------
        Total liabilities                                                      14,066                16,706
                                                                            ---------             ---------

Commitments and contingencies (Note 3)

STOCKHOLDERS' EQUITY:
  Common stock, $0.005 par value; 150,000,000 shares authorized;
    28,376,200 and 26,841,844 shares issued and outstanding in
    2001 and 2000, respectively                                                   142                   134
  Additional paid-in capital                                                  153,003               127,251
  Deferred compensation                                                          (426)               (1,140)
  Accumulated deficit                                                        (132,298)              (39,455)
                                                                            ---------             ---------
        Total stockholders' equity                                             20,421                86,790
                                                                            ---------             ---------
                                                                            $  34,487             $ 103,496
                                                                            =========             =========


   The accompanying notes are an integral part of these financial statements.

                             GADZOOX NETWORKS, INC.
                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                        YEARS ENDED MARCH 31,
                                                        --------------------------------------------------
                                                          2001                  2000               1999
                                                        --------             --------             --------
NET REVENUES                                            $ 33,290             $ 47,931             $ 24,821
COST OF REVENUES                                          32,131               26,128               18,638
                                                        --------             --------             --------
        Gross margin                                       1,159               21,803                6,183
                                                        --------             --------             --------
OPERATING EXPENSES:
  Research and development                                29,368               18,223               13,928
  Sales and marketing                                     23,982               11,638                5,765
  General and administrative                               7,992                4,285                1,649
  Amortization of acquired intangible assets               3,842                   --                   --
  In-process research and development                      4,900                   --                   --
  Impairment of long lived assets                         17,829                   --                   --
  Restructuring and other expenses                         2,513                   --                   --
  Amortization of deferred compensation                      608                1,285                  547
                                                        --------             --------             --------
        Total operating expenses                          91,034               35,431               21,889
                                                        --------             --------             --------
LOSS FROM OPERATIONS                                     (89,875)             (13,628)             (15,706)
OTHER INCOME (EXPENSE), net:
  Interest income                                          2,593                4,002                  489
  Interest and other expense                                (261)                (735)                (715)
                                                        --------             --------             --------
        Total other income (expense), net                  2,332                3,267                 (226)
                                                        --------             --------             --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                               $(87,543)            $(10,361)            $(15,932)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                               (5,300)                  --                   --
                                                        --------             --------             --------
NET LOSS                                                $(92,843)            $(10,361)            $(15,932)
                                                        --------             --------             --------
BASIC NET LOSS PER SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE              $  (3.13)            $     --             $     --
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                (0.19)                  --                   --
                                                        --------             --------             --------
BASIC NET LOSS PER SHARE                                $  (3.32)            $  (0.53)            $  (3.33)
                                                        ========             ========             ========
WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC NET LOSS PER SHARE                                28,006               19,731                4,789
                                                        ========             ========             ========
PRO FORMA BASIC NET LOSS PER SHARE
(unaudited)                                                  N/A             $  (0.43)            $  (0.91)
                                                        ========             ========             ========
WEIGHTED AVERAGE SHARES USED IN COMPUTING
  PRO FORMA BASIC NET LOSS PER SHARE
  (unaudited)                                                N/A               23,960               17,594
                                                        ========             ========             ========
PRO FORMA AMOUNTS WITH THE CHANGE
  IN ACCOUNTING PRINCIPLE RELATED TO REVENUE
  APPLIED RETROACTIVELY (UNAUDITED)
    Net revenues                                             N/A             $ 39,823             $ 24,568
    Net loss                                                 N/A              (13,169)             (15,988)
    Basic net loss per share                                 N/A                (0.67)               (3.34)


   The accompanying notes are an integral part of these financial statements.

                             GADZOOX NETWORKS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                          CONVERTIBLE
                                                        PREFERRED STOCK                   COMMON STOCK               ADDITIONAL
                                                 ----------------------------      ---------------------------         PAID-IN
                                                   SHARES            AMOUNT           SHARES         AMOUNT            CAPITAL
                                                 -----------      -----------      -----------     -----------      -----------
BALANCE AT MARCH 31, 1998                         12,227,822      $        60        5,078,328     $        26      $    21,245
  Issuance of common stock for cash                       --               --          511,401               2              128
  Deferred compensation                                                                     --              --            2,972
  Amortization of deferred compensation                   --               --               --              --               --
  Issuance of preferred stock
    for cash, net                                  1,436,883                8               --              --           10,881
  Issuance of preferred upon
    partial conversion of notes                      242,694                1               --              --            1,855
  Net loss                                                --               --               --              --               --
                                                 -----------      -----------      -----------     -----------      -----------
BALANCE AT MARCH 31, 1999                         13,907,399               69        5,589,729              28           37,081
  Issuance of common stock for cash, net of
    offering costs of $7,030                              --               --        5,835,439              30           78,579
  Amortization of deferred compensation                   --               --               --              --               --
Issuance of common stock for employee
    stock purchase plan                                   --               --           38,879              --              693
  Conversion of warrant to common stock                   --               --           44,370              --               --
  Conversion of note payable to
    common stock                                          --               --        1,426,028               7           10,903
  Conversion of preferred stock to
    common stock                                 (13,907,399)             (69)      13,907,399              69               --
  Net loss                                                --               --               --              --               --
                                                 -----------      -----------      -----------     -----------      -----------
BALANCE AT MARCH 31, 2000                                 --               --       26,841,844             134          127,251
  Issuance of common stock for cash                       --               --        1,182,861               6              989
  Acceleration of employee options                        --               --               --              --              456
  Amortization of deferred compensation                   --               --               --              --               --
  Issuance of common stock
    for employee stock purchase plan                      --               --          112,062              --              675
  Issuance common stock for
    acquisition of SmartSAN                               --               --          239,433               2           23,625
  Issuance of warrant to acquire common
    stock                                                 --               --               --              --              113
  Reversal of deferred compensation
    related to cancellation of stock options              --               --               --              --             (106)
  Net loss                                                --               --               --              --               --
                                                 -----------      -----------      -----------     -----------      -----------
BALANCE AT MARCH 31, 2001                                 --      $        --       28,376,200     $       142      $   153,003
                                                 ===========      ===========      ===========     ===========      ===========


                                                                                       TOTAL
                                                  DEFERRED         ACCUMULATED      STOCKHOLDERS'
                                                 COMPENSATION        DEFICIT           EQUITY
                                                 ------------      -----------      -------------
BALANCE AT MARCH 31, 1998                         $        --      $   (13,162)     $     8,169
  Issuance of common stock for cash                        --               --              130
  Deferred compensation                                (2,972)                               --
  Amortization of deferred compensation                   547               --              547
  Issuance of preferred stock
    for cash, net                                          --               --           10,889
  Issuance of preferred upon
    partial conversion of notes                            --               --            1,856
  Net loss                                                 --          (15,932)         (15,932)
                                                  -----------      -----------      -----------
BALANCE AT MARCH 31, 1999                              (2,425)         (29,094)           5,659
  Issuance of common stock for cash, net of
    offering costs of $7,030                               --               --           78,604
  Amortization of deferred compensation                 1,285               --            1,285
Issuance of common stock for employee
    stock purchase plan                                    --               --              693
  Conversion of warrant to common stock                    --               --               --
  Conversion of note payable to
    common stock                                           --               --           10,910
  Conversion of preferred stock to
    common stock                                           --               --               --
  Net loss                                                 --          (10,361)         (10,361)
                                                  -----------      -----------      -----------
BALANCE AT MARCH 31, 2000                              (1,140)         (39,455)          86,790
  Issuance of common stock for cash                        --               --              995
  Acceleration of employee options                         --               --              456
  Amortization of deferred compensation                   608               --              608
  Issuance of common stock
    for employee stock purchase plan                       --               --              675
  Issuance common stock for
    acquisition of SmartSAN                                --               --           23,627
  Issuance of warrant to acquire common
    stock                                                  --               --              113
  Reversal of deferred compensation
    related to cancellation of stock options              106               --               --
  Net loss                                                 --          (92,843)         (92,843)
                                                  -----------      -----------      -----------
BALANCE AT MARCH 31, 2001                         $      (426)     $  (132,298)     $    20,421
                                                  ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                             GADZOOX NETWORKS, INC.
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                                    YEARS ENDED MARCH 31,
                                                                             ------------------------------------
                                                                               2001          2000          1999
                                                                             --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(92,843)     $(10,361)     $(15,932)
  Adjustments to reconcile net loss to net cash used in operating
    Activities:
      Adjustment for change in accounting principle                             5,300            --            --
      Depreciation and amortization                                             3,668         2,599         1,739
      Amortization of deferred compensation                                       608         1,285           547
      Change in allowance for doubtful accounts                                   172           450            85
      Accrued but unpaid interest                                                  27           462           460
      Change in inventory reserve                                               8,115            --            --
      Loss on disposal of property and equipment                                   --            --           181
      Amortization of acquired intangible assets                                3,842            --            --
      Impairment of long lived assets                                          17,829            --            --
      Write-off of in process research and development                          4,900            --            --
      Non-cash stock compensation                                                 456            --            --
      Changes in current assets and liabilities, net of acquisition:
        Accounts receivable                                                     7,482        (8,600)       (2,642)
        Inventories                                                           (12,075)       (1,359)       (1,843)
        Prepaid expenses and other assets                                       1,667        (2,201)         (250)
        Accounts payable and accrued liabilities                                 (196)        4,136         1,939
                                                                             --------      --------      --------
          Net cash used in operating activities                               (51,048)      (13,589)      (15,716)
                                                                             --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (5,286)       (2,771)       (1,598)
  Proceeds from sale of short term investments                                 39,767            --            --
  Purchase of short term investments                                           (9,148)      (30,619)           --
  Purchase of long term investments                                            (1,000)           --            --
  Net cash used in SmartSAN acquisition                                        (1,167)           --            --
  Cash used for long term deposits                                                (46)           --            --
                                                                             --------      --------      --------
         Net cash provided by (used in) investing activities                   23,120       (33,390)       (1,598)
                                                                             --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible notes                                                  --            --        15,000
  Repayment of notes payable                                                   (3,555)         (371)         (345)
  Repayment of capital lease obligations                                       (1,543)       (1,318)         (782)
  Loans to officers                                                              (535)           --            --
  Proceeds from issuance of common stock                                        1,670         1,801           130
  Proceeds from issuance of common stock in initial public offering, net           --        77,495            --
  Proceeds from issuance of preferred stock, net                                   --            --        10,889
                                                                             --------      --------      --------
         Net cash (used in) provided by financing activities                   (3,963)       77,607        24,892
                                                                             --------      --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (31,891)       30,628         7,578
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 42,830        12,202         4,624
                                                                             --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 10,939      $ 42,830      $ 12,202
                                                                             ========      ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                   $    261      $    274      $    240
                                                                             ========      ========      ========
    Property and equipment acquired under capital lease obligations          $     --      $  1,770      $  1,750
                                                                             ========      ========      ========
    Conversion of preferred stock into common stock                          $     --      $ 34,129      $     --
                                                                             ========      ========      ========
    Conversion of convertible notes to common stock                          $     --      $ 10,910      $  1,857
                                                                             ========      ========      ========
    Issuance of common stock for the acquisition of SmartSAN                 $ 23,625      $     --      $     --
                                                                             ========      ========      ========
    Issuance of warrant for common stock                                     $    113      $     --      $     --
                                                                             ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                             GADZOOX NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


1.  BACKGROUND

     Gadzoox Networks, Inc. ("Gadzoox" or the "Company"), formerly Gadzoox Microsystems, Inc., was incorporated in the state of California on April 2, 1992 and was reincorporated in Delaware on January 6, 1998. The Company is a provider of products for storage area networks, or SANs. The Company's SAN products are designed to leverage the capabilities of fibre channel technology to enable companies to better manage the growth in mission-critical data by overcoming the limitations of traditional captive storage architecture and creating a foundation for data centralization.

     The Company is subject to a number of risks associated with companies in a similar stage of development, including dependency on key employees for technology development, reliance on a limited number of new products, reliance on a limited number of key suppliers, reliance on a limited number of key OEM and distribution channel customers, volatility of the storage industry, potential competition from larger, more established companies, the ability to penetrate the market with new products, the ability to sell its products through OEM and distribution channels and the ability to obtain adequate financing to support its growth.

     The Company has incurred a net loss in the year ended March 31, 2001 of $92.8 million and has an accumulated deficit of $132.3 million as of March 31, 2001. The Company has continuously incurred net losses from operations, and used $51.0 million for cash in operations for the year ended March 31, 2001, and has working capital of $11.8 million as of March 31, 2001. In May 2001, the Company sold 5.6 million shares of the Company's common stock in a private placement transaction for net proceeds of approximately $14.5 million. In June 2001, the Company entered into an Equity Line agreement with a financial institution. Under this agreement, the Company can raise up to $20 million additional cash via the sale of common stock dependent upon the terms and the conditions set out in the agreement (see note 7). The Company believes that its cash reserves, working capital and the funds available under the Equity Line agreement will be adequate to fund its operations through the year ended March 31, 2002. However, as discussed in note 7, the Company's right to sell shares under the Equity Line agreement is subject to a number of conditions and the Company may not be able to sell its shares of common stock under the Equity Line agreement as and when the Company wishes or needs. If the Company is unable to sell its shares of common stock under the Equity Line agreement, the Company will be required to raise additional funds to continue to operate its business.

     Many companies in the high technology manufacturing industry have experienced difficulty raising additional financing in recent months.
Additional financing may not be available to the Company on favorable terms or at all. Even if additional financing is available, the Company may be required to obtain the consent of its stockholders, which it may not be able to obtain. If additional financing is not available, the Company may need to dramatically change its business plan, sell or merge its business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of its stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

     The Company's cash needs depend on numerous factors, including market acceptance of, and demand for its products, their ability to develop and introduce new products and product enhancements, prices at which it can sell their products, the resources the Company devotes to developing, marketing, selling and supporting its products, the timing and expense associated with expanding its distribution channels, increases in manufacturing costs and the prices of the components the Company purchases and other factors. In the year ended March 31, 2002, a substantial majority of the Company's revenues are expected to be derived from the sale of new products currently under evaluation or development, including the Slingshot 4218. The Company cannot assure that it will be able to develop and introduce the Slingshot or other new products successfully and in the time frame it expects or that these products will be adopted by the Company's OEM and distribution channel partners, or that significant net revenues would be derived if so adopted. If the Company is unable to raise additional capital, including through a draw down under the Equity Line, or if sales from new products are lower than expected, the Company will be required to make a significant reduction in operating expenses and capital expenditures in the year ended March 31, 2002 to ensure that the Company will have adequate cash reserves to fund operations through the year ended March 31, 2002.

     In addition, the Company may do one or more of the following:

     - engage a financial advisor to explore strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

     - raise additional capital to fund continuing operations by private placements of equity and/or debt securities; and

     - form a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.

     In addition to the foregoing, the Company is attempting to reduce its financial commitments and reduce future cash outflows by negotiating alternative terms with its suppliers. In addition, cost-cutting measures could include additional reductions in force. Further the Company is working with its channel partners to increase revenues through new marketing programs and promotions, and are exploring potential additional sources of revenue. There can be no assurance that it will be successful in increasing revenues or reducing cash outflows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include inventory reserves, allowance for doubtful accounts, and income tax valuation allowances.

CASH AND CASH EQUIVALENTS

     Gadzoox considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The carrying value of cash equivalents approximates their fair value.

SHORT-TERM INVESTMENTS

     As of March 31, 2000, the Company's short-term investments consist of liquid debt instruments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as available-for-sale, and are managed by a single financial institution. At March 31, 2000, all short-term investments were carried at fair value. Long-term holding gains and losses, net of taxes reported, have not been material to date, and are recorded as a separate component of stockholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses, and declines in value that are considered to be less than temporary, are included in other income (expense), net, on the accompanying statement of operations. There have been no declines in value that are considered to be other than temporary for any of the three years in the period ended March 31, 2001. Short-term investments are as follows (in thousands):


                                                          MARCH 31
                                                  ------------------------
                                                    2001             2000
                                                  -------          -------
               U.S.  Government Agencies          $    --          $27,300
               Corporate bonds and notes               --            3,319
                                                  -------          -------
                                                  $    --          $30,619
                                                  =======          =======

CONCENTRATION OF CREDIT RISK

     As of March 31, 2001, financial instruments that potentially subject the Company to concentration of credit risk consist principally of bank deposits and trade accounts receivable. The Company places its cash and cash equivalents in checking and money market accounts in high credit quality financial institutions. The Company's trade accounts receivable are derived primarily from sales to OEMs and distributors located primarily in the U.S. who are generally large, well established companies. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

     Customers that account for greater than 10% of trade accounts receivable are as follows:

                                      MARCH 31,
                                  -----------------
                                  2001         2000
                                  ----         ----
               Customer A          35%          23%
               Customer B          33%          21%
               Customer C          --%          12%

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. It is possible that estimates of net realizable value can change in the near future. The components of inventory are as follows (in thousands):

                                                 MARCH 31,
                                        ------------------------
                                           2001             2000
                                        -------          -------
               Raw materials            $ 5,157          $ 3,582
               Work-in-process               26               58
               Finished goods             5,443            3,025
                                        -------          -------
               Total                    $10,626          $ 6,665
                                        =======          =======


PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciation and amortization are provided using the straight-line method based upon the estimated useful lives of the related assets. Useful lives range from three to five years, or over the applicable lease term.

     The components of property and equipment are as follows (in thousands):


                                                                            MARCH 31,
                                                                  ---------------------------
                                                                     2001               2000
                                                                  --------           --------
               Computer and laboratory equipment                  $  8,700           $  6,419
               Software                                              3,407              2,308
               Furniture and equipment                               3,945              1,540
               Leasehold improvements                                1,111                554
               Construction in progress                                 --                841
                                                                  --------           --------
                                                                    17,163             11,662

               Accumulated depreciation and amortization            (8,919)            (5,167)
                                                                  --------           --------
               Property and equipment, net                        $  8,244           $  6,495
                                                                  ========           ========


     Depreciation and amortization expense of approximately $3.7 million, $2.6 million, and $1.7 million was recognized during the fiscal years ended March 31, 2001, 2000, and 1999, respectively. Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $5.1 million and $5.1 million, as of March 31, 2001 and 2000, respectively. Related accumulated amortization of these leased assets was approximately $4.0 million and $2.4 million as of March 31, 2001 and 2000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the realizability of long-lived and intangible assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. The realizability of intangible assets, including goodwill, is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact of recent business combinations. The analyses involve a significant level of management judgement in order to evaluate the ability of the Company to perform within projections (See Note 9).

REVENUE RECOGNITION

    Revenues consist of sales to OEM's and distributors. Revenues from sales to OEM's are recognized upon shipment. The company provides for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances.

     As of April 1, 2000, the Company changed its accounting method for recognizing revenue net of appropriate reserves for sales returns when merchandise is shipped to distributors, to recognizing revenue when the product is shipped by the distributors to end-users. According to the management of the Company, this change was made as it better recognizes the substance of demand for its products due to changes in the market place during the year ended March 31, 2001, and will accordingly better focus the Company on, and allow investors to better understand end-user demand trends for its products. The cumulative effect of this change in accounting principle was a charge of $5.3 million or $0.19 per basic share.

WARRANTY

     The Company warrants its products against defects in materials and workmanship for one to three year periods. The estimated cost of warranty obligations is recognized at the time of revenue recognition.

GOODWILL AND INTANGIBLES

    Costs in excess of tangible assets acquired and liabilities assumed are recorded as goodwill and intangibles. Goodwill and intangibles are amortized on a straight-line basis over the estimated useful life of five years. Intangibles relate to developed technology and workforce, arising from the Company's acquisition of SmartSAN. As of March 31, 2001 the amount of goodwill and intangibles was $0.

COMPREHENSIVE INCOME (LOSS)

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and presentation of comprehensive income and its components. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. The Company had no such transactions that were material to the financial statements for the periods ended March 31, 2001, 2000, and 1999. For each of these years, comprehensive loss approximated the net loss.

OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following (in thousands):

                                                          MARCH 31,
                                                   ----------------------
                                                    2001            2000
                                                   ------          ------
               Purchase commitments                 1,655              --
               Restructuring reserve                  687              --
               Accrued warranty costs                 266             639
               Sales return reserve                   315             651
               Accrued professional fees              525              50
               Accrued marketing expenses             569              --
               Other accrued liabilities            1,215             668
                                                   ------          ------
               Total                               $5,232          $2,008
                                                   ======          ======


STOCK-BASED COMPENSATION

     The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to employ the valuation method provided in APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25, and accordingly, it has included the pro forma disclosures required under SFAS No. 123 in Note 7.

SOFTWARE DEVELOPMENT COSTS

     Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established, in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

BASIC NET LOSS PER SHARE AND PRO FORMA BASIC NET LOSS PER SHARE

     Historical net loss per share has been calculated under SFAS No. 128, "Earnings Per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of the convertible debenture, preferred stock, stock options, and warrants are antidilutive. The total number of shares excluded from diluted loss per share relating to these securities was 4,724,751, 20,256,699 and 16,481,009 for fiscal 2001, 2000 and 1999 respectively.

     Pro forma basic net loss per share has been calculated assuming the conversion of preferred stock into an equivalent number of common shares, as if the shares had converted on the dates of their issuance.

     The following table presents the calculation of basic and pro forma basic net loss per common share (in thousands, except per share data):

                                                                                   YEAR ENDED MARCH 31,
                                                                  ------------------------------------------------
                                                                      2001               2000               1999
                                                                  -----------          --------           --------
               Net Loss                                           $   (92,843)         $(10,361)          $(15,932)
                                                                  ===========          ========           ========
               Basic:
               Weighted average shares of common stock
                 outstanding                                           28,006            19,930              5,374
               Less: Weighted average shares subject to
                 repurchase                                                --              (199)              (585)
                                                                  -----------          --------           --------
               Weighted average shares used in computing
                 basic net loss per common share                       28,006            19,731              4,789
                                                                  ===========          ========           ========
               Basic net loss per common share                    $     (3.32)         $  (0.53)          $  (3.33)
                                                                  ===========          ========           ========
               Pro forma:
               Net Loss                                                   N/A          $(10,361)          $(15,932)
                                                                  ===========          ========           ========
               Shares used above                                                         19,731              4,789
               Pro forma adjustment to reflect weighted
               effect of assumed conversion of
               convertible preferred stock (unaudited)                    N/A             4,229             12,805
                                                                  -----------          --------           --------
               Weighted average shares used in
               computing pro forma basic net loss per
               common share (unaudited)                                   N/A            23,960             17,594
                                                                  ===========          ========           ========
               Pro forma basic net loss per common
               share (unaudited)                                          N/A          $  (0.43)          $  (0.91)
                                                                  ===========          ========           ========

NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 138 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not currently hold any derivative instruments and does not currently engage in any material hedging activities. Management believes that the application of SFAS No. 138 will not have a material impact on the Company's financial position or results of operations.

3.  COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

     During the year ended March 31, 2000 and 1999, the Company acquired certain equipment under capital leases. Additionally, the Company leases four facilities under non-cancelable operating leases which expires between January 2002 and August 2008. Future minimum lease payments under all capital and operating lease agreements as of March 31, 2001 are as follows (in thousands):


                                                                       CAPITAL            OPERATING
               YEAR ENDED MARCH 31,                                    LEASES               LEASES
               --------------------                                   ---------           ---------
               2002                                                      1,023                2,131
               2003                                                        376                3,054
               2004                                                         --                3,106
               2005                                                         --                3,168
               2006                                                         --                3,233
               2007 and thereafter                                          --                5,183
                                                                      --------             --------
                                                                         1,399             $ 19,875
                                                                                           ========
               Less amounts representing interest
                 (Weighted average interest rate of 7.50%)                 (72)
                                                                      --------
               Present value of minimum lease payments                   1,327
               Less: current portion                                      (924)
                                                                      --------
               Non-current portion                                    $    403
                                                                      ========


     Rent expense under non-cancelable operating lease agreements for the years ended March 31, 2001, 2000 and 1999 was approximately $1.9 million, $1.1 million, and $0.8 million, respectively.


LEGAL PROCEEDINGS

     From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. In May 1999, a former employee filed a complaint against the Company and in September 2000 the plaintiff and the company settled this lawsuit out of court. This lawsuit did not have a material adverse effect on the Company's financial statements or results of operations. Litigation is subject to inherent uncertainties, and an adverse result in other matters could arise from time to time that may harm Gadzoox' business, financial condition and results of operations.


     On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., Civil Action No. 01-CV-5309-RO, was filed against the company, three of its former officers and Credit Suisse First Boston Corporation and BancBoston Robertson Stephens, Inc., two underwriters in the Company's initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of Section 15 of the Securities Act against the Company's former officers, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5, promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 19, 1999 and December 6, 2000. As of June 18, 2001, various plaintiffs have filed similar actions asserting virtually identical allegations against at least 45 other companies. To date, there have been no significant developments in the litigation. As of June 26, 2001, the company had received two substantially identical lawsuits, and anticipates that additional related lawsuits may be brought against it with substantially identical allegations to the Cooper lawsuit. The company further anticipate that all such lawsuits will eventually be coordinated or consolidated with one another. The company intends to defend the lawsuits vigorously. Litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm the Company's business, financial condition and results of operations.

4.   CONVERTIBLE NOTES

     On September 18, 1998, Gadzoox entered into a $15.0 million note purchase agreement (the "Agreement") with Seagate Technology, Inc. ("Seagate"). The Agreement provides that Seagate purchase up to $15.0 million of convertible subordinated promissory notes (the "Convertible Notes"), bearing simple interest on the unpaid principal balance at a rate equal to 5.75% per annum with principal and interest maturing on September 18, 2001. As further outlined and defined in the Agreement, upon the earlier to occur of (i) equity financing in which the Company receives at least $6 million, (ii) the Company's initial public offering, (iii) a change of control of the Company, or (iv) the maturity date of the Convertible Note, at the sole option of the Company, any portion or all of the then outstanding balance of principal and interest on the Convertible Note will convert into shares of Series G preferred stock at a price of $7.65 per share. Accrued interest is converted prior to any principal owing under the Convertible Note. In the event of a default, as defined in the agreement, Seagate may declare all outstanding interest and principal immediately due and payable in cash. Gadzoox may, upon thirty (30) days written notice to Seagate, prepay the Convertible Note in whole or in part.

     For the period from October 1998 through June 30, 2000, a total of $12.8 million of principal and accrued interest was converted into 1,668,722 shares of common stock in three separate transactions. On July 31, 2000, the Company repaid, in full, the outstanding principal and accrued interest under the loan of approximately $3.1 million in cash. As a result of the repayment, the company reclassified the amount of the convertible note at March 31, 2000, of $3.1 million from long-term liabilities to current liabilities.

5.   NOTES PAYABLE

     In August 1997, in connection with lease financing (see Note 3), the Company entered into a loan agreement (the "Note") with a lessor to provide financing for equipment previously purchased. The face amount of the Note was for approximately $1.1 million. The repayment period is 36 months with monthly payments of principal and interest in the amount of approximately $33,000 with a final installment of approximately $162,000 due on September 1, 2000. The Note bears interest at approximately 9.0% and is secured by the equipment previously purchased. At March 31, 2001, the note had been fully repaid.

6.  ACQUISITION OF SMARTSAN SYSTEMS, INC.

    In April 2000, in an acquisition accounted for under the purchase method of accounting, the Company acquired all of the outstanding shares of SmartSAN Systems, Inc. ("SmartSAN"), a California corporation. The Company acquired SmartSAN by issuing 239,433 shares of its common stock in exchange for 100% of the outstanding stock of SmartSAN and has agreed to issue 108,376 additional shares pursuant to the exercise of SmartSAN stock options outstanding at the time of the acquisition. Total consideration was as follows (in thousands):

               Value of stock issued and options assumed              $23,625
               Merger and other related costs paid in cash              1,169
                                                                      -------
               Total consideration                                    $24,794
                                                                      =======

    The allocation of the total consideration to the fair value of acquired assets and liabilities is as follows (in thousands):

               Fair value of net assets acquired and liabilities assumed            $   (778)
               Acquired intangible assets                                             20,672
               In-process research and development                                     4,900
                                                                                    --------
                                                                                    $ 24,794
                                                                                    ========

    At the time of the acquisition, the Company expensed approximately $4.9 million of purchased in-process research and development costs. Other acquired intangible assets, including goodwill, developed technology and other intangible assets of approximately $20.7 million are being amortized over their estimated useful lives of five years on a straight-line basis. During the year ended March 31, 2001, the Company amortized approximately $3.8 million of goodwill and acquired intangible assets.

    The $4.9 million expensed as in-process research and development costs represented approximately 20% of the purchase price and was attributed and supported by an analysis that identified revenue and costs on a project-by-project basis. The value assigned to purchased in-process technology, based on a discounted cash flow method, was determined by identifying research projects in areas for which technological feasibility has not been established. As of the acquisition date, in-process projects consisted of the Geminix router and two other router products. The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology and the completeness of each product at the time of the acquisition. The discount rate used was 35%. The percentage complete calculations for all products were estimated based on research and development expenses incurred to date and management's estimates of remaining development costs, which do not differ materially from historical amounts. At the date of acquisition, the Geminix router and two other products under development at the time of the acquisition were determined to be 80%, 65% and 25% complete, respectively.

7.  COMMON STOCK

    In May 2001, the Company sold 5,600,000 shares of its common stock in a private placement transaction and received net proceeds of approximately $14.5 million. Under the terms of the purchase agreement, the Company is subject to certain financial penalties in the event that the Company fails to file an S-3 with the Securities and Exchange Commission and have the filing be declared effective by the deadlines established in the contract. In the event that the filing is not declared effective within 360 days of the date of the agreement, the Company is obligated to repurchase the shares from the investors at 110% of the original purchase price.

    In connection with this transaction, the Company issued warrants to purchase 168,000 shares of common stock to its financial advisors for their assistance in the investor search. The warrants are immediately exercisable at $4.14 per share and expire three years from the date of grant. In the first quarter ending June 30, 2001, management will record the fair value of the warrants as an offering cost of $481,000, which was determined using the Black-Scholes option pricing model and the following assumptions: expected life of three years, volatility of 147%, dividend yield of 0%, and a risk-free interest rate of 4.32%.


Equity Line Agreement

     On June 28, 2001, the Company entered into an equity line financing agreement (the "Equity Line") with Societe Generale pursuant to which the Company has the right to elect to sell and Societe Generale has the obligation to purchase up to $20 million of the Company's common stock. Pursuant to the terms of the Equity Line, the Company, from time to time, during the two year period beginning on June 28, 2001, can elect to sell (which election is referred to as a "draw down") a specific dollar amount of its common stock based upon the price and trading volume of its common stock during the thirty trading days prior to a draw down. The price per share and the actual number of shares sold by the Company pursuant to each draw down will be determined by the price and volume of trading in the Company's common stock during the five trading days following the day that the Company notifies Societe Generale of the draw down, provided that in no event will the price per share be less than the higher of $1.00 and the price set by the Company in its notice of election to make a draw upon the equity line. Under the terms of the Equity Line agreement, the Company is obligated to sell at least $5.0 million of common stock to Societe General or pay a penalty equal to 6% of any portion of such $5.0 million minimum obligation which is not sold by the Company. The Company cannot sell more than 6,812,400 shares of common stock pursuant to the Equity Lien without fist obtaining stockholder approval.

     The Company also is obligated in connection with the Equity Line to file a registration statement registering the sale by Societe Generale of any shares sold by the Company. If this registration statement is not declared effective within 180 days of June 28, 2001, then Societe Generale shall have the right to terminate the Equity Line, in which event the Company shall be obligated to pay the penalty described above.

     The Company's ability to sell shares of its common stock under the Equity Line is subject to a number of conditions set forth in the Equity Line agreement, including, but not limited to, (1) the requirement that the price per share of the Company's common stock remain higher than a specified minimum price during the five trading days following the Company's election to draw upon the Equity Line, (ii) the absence of any material adverse change in the business or financial condition of the Company, (iii) the continued effectiveness of the registration statement covering the sale of shares by Societe Generale and the absence of any material omission or misstatement from the then current prospectus relating to the registration statement and (iv) the delivery of certain letters and reports from the Company's counsel and accountants.

     The Equity Line prohibits Societe Generale from selling shares of the Company's Common Stock during the term of the Equity Line other than a number of shares equals to the amount of any draw down by the Company divided by 94% of the minimum selling price specified in the Company's draw down election.

STOCK OPTION PLANS

    At March 31, 2001, shares of common stock were reserved for future issuances as follows:

               1999 Employee Stock Purchase Plan                   249,059
               1993 Stock Option Plan:
                      Outstanding options and rights             4,807,060
                      Reserved for future grants                   732,615
               2000 Non-Statutory Stock Option Plan:
                      Outstanding options and rights             2,440,862
                      Reserved for future grants                   859,096
               1999 Director Stock Option Plan:
                      Outstanding options and rights                33,020
                      Reserved for future grants                    37,500
               SmartSAN 1998 Equity Incentive Plan:
                      Outstanding options and rights                33,350
                      Reserved for future grants                        --
                                                                 ---------
                                                                 9,192,562
                                                                 =========

1999 Employee Stock Purchase Plan

     In May 1999, the Board of Directors approved the adoption of the Company's 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan allows eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock. A total of 150,000 shares of common stock were reserved for issuance under the Stock Purchase Plan. The number of shares reserved for issuance under the Stock Purchase Plan is subject to an annual increase to be added on the first day of the Company's fiscal year, beginning in fiscal 2001, equal to the lesser of (a) 250,000 shares, (b) 0.5 % of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. Accordingly, in April 2001 and April 2000, an additional 250,000 shares, respectively, were added to the Stock Purchase Plan. During fiscal 2001 and 2000, 112,044 and 38,897 shares, respectively, were issued under the Stock Purchase Plan.

1993 Stock Option Plan

     In May 1999, the Board of Directors approved and adopted an Amended and Restated 1993 Stock Option Plan (the "1993 Plan"). The maximum number of shares available for sale under the 1993 Plan was increased to 8,180,000. Beginning in the year ended March 31, 2001, the number of shares reserved for issuance under the Plan is subject to an annual increase to be added on the first day of the Company's fiscal year, equal to the lesser of (a) 1,500,000 shares, (b) 0.5% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. Accordingly on April 1, 2001 and April 1, 2000, 1,418,791 and 1,342,092 additional shares, respectively, were added to the 1993 plan. Additionally in April 2000, the Board of Directors authorized an increase in the number of shares reserved for issuance under the amended Plan by 1,400,000 shares and in October 2000, the stockholders of the Company approved this increase.

2000 Non-Statutory Stock Option Plan

     In June 2000, the Board of Directors approved and adopted the 2000 Non-Statutory Stock Option Plan (the "NSO Plan"). The number of shares reserved for issuance under this Plan was, 1,600,000. In August 2000 and October 2000, the Board approved an additional 700,000 and 1,000,000 shares, respectively, for issuance under the NSO Plan.

1999 Director Stock Option Plan

     In May 1999, the Board of Directors approved the adoption of the 1999 Director Stock Option Plan (the "Director Plan"). The Director Plan was approved by the stockholders In June, 1999. The Director Plan provides for the automatic grant of an option to purchase 5,000 shares of common stock to each non-employee director on the later of the date of adoption of the Director Plan or the date on which such person first becomes a director (the "Initial Grant"). After the Initial Grant, the non-employee director will receive an automatic annual grant of 2,500 shares of common stock. All shares granted under the Director Plan are 100% vested at the grant date and expire upon the earlier of three years after the date of grant, or the resignation of the director from the Board of Directors. During the year ended March 31, 2000, a total of 50,000 shares of common stock were reserved for issuance under the Director Plan. The number of shares reserved for issuance under the Director Plan is subject to annual increases on the first day of the Company's fiscal year, beginning in 2001, sufficient to bring the number of shares available for future issuance to 50,000 shares. Accordingly, in April 2001 and April 2000, an additional 12,500 and 25,000 shares, respectively, were allocated to the Director Plan.

SmartSAN 1998 Stock Option Plan

     In April 2000, in connection with the acquisition of SmartSAN Systems, Inc., ("SmartSAN"), the Company assumed the SmartSAN 1998 Equity Incentive Plan (the "SmartSAN Plan"). Only former employees of SmartSAN that became employees of the Company upon the closing of the merger with the Company are eligible to participate in the SmartSAN Plan. The Company reserved a total of 108,376 shares of Common Stock for issuance under the Plan. No additional shares may be reserved thereunder.

STOCK OPTIONS

     Gadzoox, under the various stock option plans (the "Plans") discussed above, grants stock options for the shares of common stock to employees, directors and consultants. In accordance with the Plans, all incentive and non-statutory stock option grants must be at prices of at least 100% to 85%, respectively, of the fair value of the stock on the date of the grant, as determined by the Board of Directors. The options are exercisable as determined by the Board of Directors. Generally, stock options vest ratably over a four-year period except for options granted to new employees which vest 25% on the first anniversary of the grant date and vest ratably over the remaining three years. The options expire upon the earlier of ten years from the date of grant or thirty days following termination of employment. Stock purchase rights granted under the Plan must be exercised within ninety days from the date of grant. Shares purchased pursuant to the grant of a stock purchase right shall be subject to repurchase, and the repurchase option shall lapse at a minimum rate of 20% per year.

    A summary of transactions under the Plans is as follows:


                                                                                         OUTSTANDING OPTIONS
                                                                                             AND RIGHTS
                                                                                 ------------------------------------
                                                         SHARES                                           WEIGHTED-
                                                        AVAILABLE                  NUMBER                 AVERAGE
                                                        FOR GRANT                 OF SHARES            EXERCISE PRICE
                                                       ----------                ----------            --------------
               Balance at March 31, 1998                  457,627                 4,224,945                $ 0.423
                  Authorized                            1,100,000                        --                     --
                  Granted                              (1,119,400)                1,119,400                $ 2.759
                  Cancelled                               303,251                  (303,251)               $ 1.270
                  Exercised                                    --                  (511,402)               $ 0.235
                                                       ----------                ----------                -------
               Balance at March 31, 1999                  741,478                 4,529,692                $ 0.969
                  Authorized                              550,000                        --                     --
                  Granted                              (1,403,050)                1,403,050                $33.145
                  Cancelled                               163,420                  (163,420)               $10.798
                  Exercised                                                      (1,810,439)
                                                       ----------                ----------                -------
               Balance at March 31, 2000                   51,848                 3,958,883                $11.902
                  Authorized                            6,175,468                        --                     --
                  Granted                              (6,804,326)                6,804,326                $ 9.542
                  Cancelled                             2,266,055                (2,266,055)               $15.436
                  Exercised                                    --                (1,182,861)               $ 0.877
                  Expired                                 (59,834)                       --                     --
                                                       ----------                ----------                -------
               Balance at March 31, 2001                1,629,211                 7,314,293                $10.467
                                                       ==========                ==========                =======

     The following table summarizes the stock options outstanding and exercisable at March 31, 2001:


                                          OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                       -----------------------------     ----------------------------
                                         WEIGHTED-
                                          AVERAGE         WEIGHTED-                            WEIGHTED-
RANGE OF                                 REMAINING        AVERAGE                              AVERAGE
EXERCISE                                CONTRACTUAL       EXERCISE                             EXERCISE
PRICE                      NUMBER           LIFE            PRICE          NUMBER               PRICE
---------                  ------      -------------     -----------      ---------          -----------
                                        (IN YEARS)
$ 0.075 - $ 1.875          803,310          7.43         $     0.883        438,634          $     0.357
$ 2.000 - $ 4.000          790,666          8.07         $     2.907        355,807          $     2.701
          $ 4.063           76,000          9.90         $     4.063             --          $        --
          $ 4.094          911,088          9.57         $     4.094        101,256          $     4.094
          $ 4.125        1,184,000          9.59         $     4.125         95,896          $     4.125
$ 4.250 - $ 7.938          863,104          9.48         $     7.314         83,569          $     7.816
$ 8.000 - $ 9.500          311,162          8.00         $     8.840        101,957          $     9.000
          $11.813        1,232,370          9.29         $    11.813        171,780          $    11.813
$12.563 - $42.000          958,811          8.96         $    32.182        209,836          $    33.768
$43.063 - $ 60.75          183,782          8.72         $    54.260         76,475          $    52.828
                         ---------                                        ---------
$ 0.075  - $ 60.75       7,314,293          8.96         $    10.864      1,635,210          $    10.296
                         =========                                        =========

VALUATION OF STOCK OPTIONS

     The Company applies the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock-based compensation plans (See Note 2). Had compensation costs for the Company's stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amount indicated below:


                                                                             YEAR ENDED MARCH 31,
                                                            -------------------------------------------------------
                                                                2001                 2000                 1999
                                                            -----------           -----------           -----------
                                                                       (in thousands except loss per share)
               Net loss:
                 As reported                                $   (92,843)          $   (10,361)          $   (15,932)
                 Pro forma                                  $  (108,471)          $   (14,219)          $   (16,129)
               Basic net loss per share:
                 As reported                                $     (3.32)          $     (0.53)          $     (3.33)
                 Pro forma                                  $     (3.87)          $     (0.72)          $     (3.37)
               Pro forma basic net loss per share:
                 As reported                                        N/A           $     (0.43)          $     (0.91)
                 Pro forma                                          N/A           $     (0.59)          $     (0.92)

     The fair value of each stock option grant on the date of grant and the fair value of the shares granted under the Purchase Plan were estimated using the Black-Scholes option pricing model with the following average assumptions:


                                                                 YEAR ENDED MARCH 31,
                                                    ------------------------------------------------
                                                       2001              2000              1999
                                                    ------------      ------------      ------------
               Volatility                               147%            214.5%             0.01%
               Risk-free interest rate              4.57% - 6.60%     5.27% - 6.66%     4.56% - 6.73%
               Dividend yield                            --                --                --
               Expected lives                           4.0              4.18               4.0
               Weighted average fair value          $  9.56           $ 10.63           $  0.49

     The pro forma effect on net loss for the years ended March 31, 2001, 2000, and 1999 are not representative of the pro forma effect on net loss in future years for the following reasons: (i) the number of future shares to be issued under these plans is unknown, and (ii) the assumptions do not take into consideration pro forma compensation expense related to grants made prior to January 1, 1995.

DEFERRED COMPENSATION

     In connection with the grant of certain stock options to employees during the year ended March 31, 1999, the Company recorded deferred compensation within stockholders' equity of approximately $3.0 million, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. The Company recorded amortization of deferred compensation of $0.6 million, and $1.3 million, and $0.5 million during the years ended March 31, 2001, 2000, and 1999, respectively. At March 31, 2001, the remaining deferred compensation of approximately $0.4 million will be amortized as follows: $0.3 million and $0.1 million for the years ended March 31, 2002 and 2003, respectively. The amortization expense relates to options awarded to employees in all operating expense categories. The amortization of deferred compensation has not been separately allocated to these categories. The amount of deferred compensation expense to be recorded in future periods could decrease if forfeiture for any accrued but unvested compensation arises from the early termination of an option holder's service.

8. SALES TO SIGNIFICANT CUSTOMERS AND SEGMENT INFORMATION

     During the year ended March 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131") which requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, the development, manufacture, marketing and sales of hubs and switches and managed storage systems for storage area networks. The Company's Chief Executive Officer is the Chief Operating Decision Maker (CODM), as defined by SFAS 131. The CODM allocates resources and assesses the performance of Gadzoox based on revenues and overall profitability.

     Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic revenues include sales to certain OEM customers who may then distribute to their international customers. To date, service revenues have not been significant.

     Individual customers that accounted for more that 10% of net revenues are as follows:


                                        YEAR ENDED MARCH 31,
                                  ------------------------------
                                  2001         2000         1999
                                  ----         ----         ----
               Customer A          45%          33%          42%
               Customer B          35%          17%          15%
               Customer C          --           12%          10%
               Customer D          --           10%          --

    Revenues by geographic area are as follows.


                                                             YEAR ENDED MARCH 31,
                                                       --------------------------------
                                                       2001          2000          1999
                                                       ----          ----          ----
               North America
               (principally the United States)           72%           70%           64%
               Germany                                   16%           12%           12%
               Europe (excluding Germany)                 9%            7%            5%
               Asia                                       3%           11%           19%
                                                        ---           ---           ---
               Total                                    100%          100%          100%
                                                        ===           ===           ===

     Identifiable assets located outside the United States were not material at March 31, 2001, 2000, and 1999.

9. RESTRUCTURING AND IMPAIRMENT CHARGES

     In the fourth quarter ended March 31, 2001, the Company recorded restructuring expenses totaling approximately $2.5 million, and an additional $17.8 million relating to the impairment of long lived assets. These charges reflect the Company's plan, announced in the fourth quarter, to focus more resources on the development of open-fabric switch technology products, and to streamline operations and reduce overall costs. This plan primarily resulted in the termination and abandonment of the Axxess and Geminix product lines, reduction of head count, and the implementation of a plan to consolidate all San Jose, California operations into one building. The Company's research and development facility in southern California will remain in operation.

    In March, 2001, the Company made the decision to terminate and abandon the Axxess product line. As a result, the Company incurred approximately $0.3 million of severance costs relating to the termination of 27 employees, and incurred a further write down of approximately $1.5 million of other assets associated with the Axxess product line, including property and equipment with no alternate use and licenses related to software used in the Axxess product line. In addition, the Company expensed an additional $0.7 million relating to future cash outlays that are expected to be incurred during the year ending March 31, 2001 from exiting lease agreements for office space that will no longer be used as a result of the restructuring and consolidation into its one main facility.

    The Geminix product line was acquired with the acquisition of SmartSAN (see
Note 6). With the termination and abandonment of the Geminix product line, the Company was not going to generate any future cash flows and had no future alternative use for the intangible assets and other assets acquired. Based on a value of $0 assigned by the Company to the SmartSAN assets, using the discounted cash flow method, the Company expensed the unamortized acquired intangible assets of SmartSAN totaling $16.8 million in March 2001.

    In May 2000, Gadzoox purchased 49,164 shares of Series C Preferred Stock of a privately held strategic partner at $20.34 per share for a total of approximately $1 million. Management determined that the fair value of the existing equity investment in this strategic partner to be approximately $0. As a result of the impact of the current economic environment on the strategic company's valuation and management's view that the change in valuation was less than temporary, the Company wrote down its investment to management's estimate of its fair value. As a result, the Company recognized an impairment charge of $1 million in March 2001.

     The following table summarizes the Company's restructuring activity for the year ended March 31, 2001 (in thousands):

                                                       Severance          Excess           Other
                                                      and benefits      facilities         assets             Total
                                                      ------------      ----------         -------           -------
               Restructuring expense                    $   297           $   687          $ 1,529           $ 2,513
               Cash charge                                 (297)               --               --              (297)
               Non-cash charge                               --                --           (1,529)           (1,529)
                                                        -------           -------          -------           -------
               Reserve balance, March 31, 2001          $    --           $   687          $    --           $   687
                                                        =======           =======          =======           =======

10. LEASE AGREEMENT

     As part of the restructuring of the Company, management has determined that previously leased office space currently under construction will not be utilized by the Company. In March 2001, management reached an incentive agreement with the lessor, whereby in exchange for the lessor's efforts to find a suitable replacement tenant for the office space, the Company would issue a warrant to purchase 50,000 shares of the Company's common stock at $3.00 per share. The warrants are immediately exercisable and expire three years from the date of grant. Management has recorded a prepaid expense of $113,000 related to these warrants, which will be amortized over the lease period or expensed in full upon release from the lease agreement. The prepaid expense amount was determined using the Black-Scholes option pricing model and the following assumptions: expected life of three years, volatility of 147%, dividend yield of 0%, and a risk-free interest rate of 4.45%. The Company will issue an additional warrant to purchase 50,000 shares of common stock to the lessor that will become exercisable upon the landlord meeting certain timetable targets to find a new tenant. The Company will value the warrant at the time it becomes exercisable.

11. RELATED PARTY TRANSACTIONS

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

     At March 31, 2001, the Company held two notes receivable from two executive officers totaling $535,000. At March 31, 2000, the Company held no notes receivable. Loans were extended to these individuals to assists them in their housing costs in California. The notes bear interest at rates of 6.0% and 6.3%, and the principal amounts due, plus interest, are forgiven over two and four year periods, subject to certain conditions included in the terms of the notes.

12. INCOME TAXES

     Due to the Company's loss position, there was no provision for income taxes for the years ended March 31, 2001, 2000 and 1999.

     The components of the net deferred tax asset at March 31, 2001 and 2000 were as follows (in thousands):


                                                             2001               2000
                                                           --------           --------
               Net operating loss carryforwards            $ 39,433           $ 13,207
               Cumulative book to tax differences             7,475              3,135
               Tax credit carryforwards                       5,911              2,994
                                                           --------           --------
                                                             52,819             19,336
               Valuation allowance                          (52,819)           (19,336)
                                                           --------           --------
                                                           $     --           $     --
                                                           ========           ========

     A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the variability of operating results.

     As of March 31, 2001 Gadzoox had net cumulative operating loss carryforwards for Federal and State income tax reporting purposes of approximately $108.3 million and $26.9 million, respectively. The Company also had Federal and state research and development tax credit carryforwards of approximately $3.1 million and $2.8 million, respectively. The net cumulative operating loss and credit carryforwards will expire at various dates beginning in the years 2001 through 2015, if not utilized. Utilization of net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables set forth the unaudited consolidated statement of operations data for each of the eight quarterly periods ended March 31, 2001. The data for the four quarterly periods for the year ended March 31, 2000 are under the historical shipment method of recognizing revenue, and the data for the four quarterly periods for the year ended March 31, 2001 are under the revised revenue recognition policy for product shipments to distributors. The unaudited consolidated information has been prepared on a basis consistent with the audited consolidated financial statements, reflecting all normal recurring adjustments that are considered necessary for a fair presentation of the financial position. The quarterly information is as follows (in thousands):

                                                                    Quarter Ended (Unaudited)
                                          -------------------------------------------------------------------------------------
                                          JUN 30,    SEP 30,    DEC 31,     MAR 31,   JUN 30,    SEP 30,    DEC 31,     MAR 31,
                                           1999        1999      1999        2000      2000        2000       2000       2001
                                          --------   --------   --------   --------   --------   --------   --------   --------
CONSOLIDATED STATEMENT
 OF OPERATIONS
Net sales ..............................  $  9,211   $ 11,081   $ 12,561   $ 15,079   $ 10,858   $  8,051   $  7,937     $6,444
Cost of revenues .......................     5,414      6,325      6,903      7,486      5,461     13,702      4,490      8,478
                                          --------   --------   --------   --------   --------   --------   --------   --------
Gross profit (loss) ....................     3,797      4,756      5,658      7,593      5,397     (5,651)     3,447     (2,034)
                                          --------   --------   --------   --------   --------   --------   --------   --------
Operating expenses:
 Research and development ..............     3,917      4,540      4,461      5,303      5,519      8,641      5,836      9,372
 Sales and marketing ...................     1,888      1,914      2,742      5,094      5,727      5,989      6,497      5,769
 General and  Administrative ...........       764        866        959      1,698      1,484      2,344      1,885      2,279
 In-process research and
   development .........................        --         --         --         --      4,900         --         --         --
 Amortization of acquired
   intangible assets ...................        --         --         --         --      1,048      1,048      1,048        698
 Impairment of long lived
   assets ..............................        --         --         --         --         --         --         --     17,829
 Restructuring and other
   Expenses ............................        --         --         --         --         --         --         --      2,513
 Amortization of deferred
   compensation ........................       322        321        321        321        168        169        163        108
                                          --------   --------   --------   --------   --------   --------   --------   --------
 Total operating
  expenses .............................     6,891      7,641      8,483     12,416     18,846     18,191     15,429     38,568
                                          --------   --------   --------   --------   --------   --------   --------   --------
Loss from operations ...................    (3,094)    (2,885)    (2,825)    (4,823)   (13,449)   (23,842)   (11,982)   (40,602)
Interest and other
 Income (expense), net .................      (142)       936      1,027      1,446        885        710        521        216
                                          --------   --------   --------   --------   --------   --------   --------   --------

Loss before cumulative
 effect of change in
 accounting principle ..................    (3,236)    (1,949)    (1,798)    (3,377)   (12,564)   (23,132)   (11,461)   (40,386)
                                          --------   --------   --------   --------   --------   --------   --------   --------
Cumulative effect of
 change in accounting
 principle .............................        --         --         --         --     (5,300)        --         --         --
                                          --------   --------   --------   --------   --------   --------   --------   --------
Net loss ...............................  $ (3,236)  $ (1,949)  $ (1,798)  $ (3,377)  $(17,864)  $(23,132)  $(11,461)  $(40,386)
                                          ========   ========   ========   ========   ========   ========   ========   ========
Net loss per basic share before ........  $  (0.58)  $  (0.09)  $  (0.07)  $  (0.13)  $  (0.46)  $  (0.83)  $  (0.41)  $  (1.42)
 cumulative effect of change
 in accounting principle:

Cumulative effect of ...................        --         --         --         --   $  (0.20)        --         --         --
 change in accounting
 principle:

 Net loss per basic share: .............  $  (0.58)  $  (0.09)  $  (0.07)  $  (0.13)  $  (0.66)  $  (0.83)  $  (0.41)  $  (1.42)
 Shares used in computing loss
 per share .............................     5,626     21,199     25,614     26,441     27,125     27,782     27,889     28,411


     The following information below has been included to demonstrate the effect on the first three quarters of the year ended March 31, 2001 as if the change in accounting principle had been applied as of the beginning of the year ended March 31, 2001, and to reconcile the differences with amounts previously reported for those quarterly periods (in thousands):


                                                                                            Quarter Ended
                                                                      --------------------------------------------------------
                                                                       JUN 30,         SEP 30,         DEC 31,         MAR 31,
                                                                        2000            2000            2000             2001
                                                                      --------        --------        --------        --------
NET REVENUES
  As previously reported ......................................       $  9,002        $  7,219        $  7,220        $  6,444
  Effect of change in accounting principle ....................          1,856             832             717              --
                                                                      --------        --------        --------        --------
  As restated in first three quarters and
   reported in fourth quarter .................................         10,858           8,051           7,937           6,444
                                                                      --------        --------        --------        --------
GROSS PROFIT (LOSS)
  As previously reported ......................................       $  3,779        $ (6,397)          2,900          (2,034)
  Effect of change in accounting principle ....................          1,618             746             547              --
                                                                      --------        --------        --------        --------
  As restated in first three quarters and
   reported in fourth quarter .................................          5,397          (5,651)          3,447          (2,034)
                                                                      --------        --------        --------        --------
NET LOSS
  As previously reported ......................................        (14,182)        (23,878)        (12,008)        (40,386)
  Effect of change in accounting
   principle ..................................................          1,618             746             547              --
                                                                      --------        --------        --------        --------

  Cumulative effect of change in accounting principle .........         (5,300)             --              --              --
                                                                      --------        --------        --------        --------
  As restated in first three quarters and
   reported in fourth quarter .................................       $(17,864)       $(23,132)       $(11,461)       $(40,386)
                                                                      ========        ========        ========        ========
NET INCOME (LOSS) PER BASIC SHARE:
Net income (loss) per share before
 cumulative effect of change in accounting principle
  As previously reported ......................................       $  (0.52)       $  (0.86)       $  (0.43)       $  (1.42)
  Effect of change in accounting principle ....................       $   0.06        $   0.03        $   0.02              --
                                                                      --------        --------        --------        --------
  As restated in first three quarters and
   reported in fourth quarter .................................       $  (0.46)       $  (0.83)       $  (0.41)       $  (1.42)
Cumulative effect of change in accounting principle ...........       $  (0.20)             --              --              --
                                                                      --------        --------        --------        --------
Net income (loss) after cumulative effect
 of change in accounting principle ............................       $  (0.66)       $  (0.83)       $  (0.41)       $  (1.42)
                                                                      ========        ========        ========        ========
Shares used in computing income (loss) per share:
  Basic .......................................................         27,125          27,782          27,889          28,411

                             GADZOOX NETWORKS, INC.



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                       BALANCE AT       CHARGED TO                        BALANCE AT
                                                        BEGINNING        COSTS AND                           END
DESCRIPTION                                             OF PERIOD        EXPENSES        DEDUCTIONS       OF PERIOD
-----------                                            ----------       ----------       ----------       ----------
Year ended March 31, 1999
     Allowance for returns and doubtful accounts       $   65,000       $   88,535       $    3,535       $  150,000
Year ended March 31, 2000
     Allowance for returns and doubtful accounts       $  150,000       $  463,667       $   13,667       $  600,000
Year ended March 31, 2001
     Allowance for returns and doubtful accounts       $  600,000       $  172,000       $  422,000       $  350,000
     Restructuring reserve                             $       --       $2,513,000       $1,826,000       $  687,000

                                  EXHIBIT INDEX




NUMBER                         DESCRIPTION OF DOCUMENT
------                         -----------------------
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

 10.12* Warrant to purchase shares of Series F Preferred Stock of the Gadzoox issued to Comdisco, Inc.

 10.13* Warrant to purchase shares of Series G Preferred Stock of Gadzoox issued to Comdisco, Inc.

 10.14*     First Amended and Restated Series F, G and H Preferred Stockholders'
            Agreement, dated as of October 12, 1998

 10.15**    Agreement and Plan of Reorganization between Gadzoox, Gadzoox
            Acquisition Corporation and SmartSAN Systems, Inc. dated as of March
            2, 2000

 10.16***   Lease Amendment #2 between Gadzoox and Mission West Properties, L.P.
            II dated as of April 21, 2000

 10.17***   Lease Agreement and Lease Amendment #1 between Gadzoox and Mission
            West Properties, L.P. II dated August 13, 1998 and December 31,
            1998, respectively

 10.18****  Employment, Change of Control and Severance Agreement between
            Gadzoox and Michael Parides dated as of September 1, 2000

 10.19****  Employment, Change of Control and Severance Agreement between
            Gadzoox and Ronald G. von Trapp dated as of September 29, 2000

 10.20***** Change of Control Agreement between Gadzoox and Wayne Rickard effective as of October 20, 2000

 10.21***** Change of Control Agreement between Gadzoox and Clark Foy effective as of October 20, 2000

 10.22***** Change of Control Agreement between Gadzoox and Steve Dalton effective as of October 20, 2000

 10.23      Office Lease between Gadzoox and Irvine Oaks Realty Holding Co.,
            Inc. dated as of October 1999

 10.24 Loan Agreement between Gadzoox, Clark Foy and Catherine Foy dated as of June 26, 2000

 10.25      First Amendment to Office Lease between Gadzoox and Oaks Realty
            Holding Co., Inc. dated as of June 30, 2000

 10.26      Second Amendment to Office Lease between Gadzoox and Oaks Realty
            Holding Co., Inc. dated as of September 18, 2000

 10.27 Change of Control Agreement between Gadzoox and Kristin Strout dated as of February 20, 2001

 10.28      Lease Amendment Agreement #3 between Gadzoox and Mission West
            Properties, L.P. II dated as of March 23, 2001

 10.29 Change of Control Agreement between Gadzoox and Ed Turner dated as of March 26, 2001

 10.30      Securities Purchase Agreement between Gadzoox and purchasers of
            Gadzoox' Common Stock dated May 25, 2001.

 10.31 Equity Line Financing Agreement between Gadzoox and Societe Generale dated as of June 28, 2001.

 10.32 Registration Rights Agreement between Gadzoox and Societe Generale dated as of June 28, 2001.


 18.1       Letter regarding change in accounting principles

 23.1       Consent of Arthur Andersen LLP, Independent Accountants

 24.1       Power of Attorney (See signature page)

----------------
* Incorporated by reference from Gadzoox' Registration Statement on Form S-1 (Reg. No. 333-78029), as amended.

** Incorporated by reference from Gadzoox' Current Report on Form 8-K filed on March 16, 2000.

*** Incorporated by reference from Gadzoox' Annual Report on Form 10-K filed on June 29, 2000.

**** Incorporated by reference from Gadzoox' Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000 filed on March 30, 2001.

*****Incorporated by reference from Gadzoox' Quarterly Report on Form 10Q/A for the quarter ended December 31, 2000 filed on March 30, 2001.

b)   Reports on Form 8-K

     None.