Form 10-Q
period 2001-06-30
GADZOOX NETWORKS INC
filed 2001-08-14
CIK 1084722

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock on June 30, 2001 was 34,066,027 shares.


               (Page numbers need to be deleted for Edgar version)



                              Page 1 of 40 pages.

                             GADZOOX NETWORKS, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001

                                      INDEX



                                                                                                           Page
                                                                                                           ----
PART I -- FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Balance Sheets as of June 30, 2001 and March 31, 2001

                Condensed Statements of Operations for the Three Months Ended
                June 30, 2001 and 2000

                Condensed Statements of Cash Flows for the Three Months Ended
                June 30, 2001 and 2000

                Notes to Condensed Financial Statements

Item 2.         Management's Discussion and Analysis of Financial Condition and Results
                of Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risks

PART II -- OTHER INFORMATION

Item 1.         Legal Proceedings

Item 2.         Changes in Securities and Use of Proceeds

Item 3.         Defaults Upon Senior Securities

Item 4.         Submission of  Matters to a Vote of Security Holders

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K

SIGNATURES


                              Page 2 of 40 pages.

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             GADZOOX NETWORKS, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       June 30, 2001            March 31, 2001
                                                                       -------------            --------------
                                                                        (unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                             $  16,905                 $  10,939
   Accounts receivable, net                                                  4,219                     6,083
   Inventories                                                               7,574                    10,626
   Prepaid expenses and other current assets                                   586                       961
                                                                         ---------                 ---------
           Total current assets                                             29,284                    28,609
Property and equipment, net                                                  8,410                     8,244
Other assets                                                                   761                       795
                                                                         ---------                 ---------
                                                                         $  38,455                 $  37,648
                                                                         =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current portion of capital lease obligations                          $     770                 $     924
   Accounts payable                                                          5,295                     6,176
   Accrued liabilities                                                       4,387                     6,563
   Deferred revenues                                                         2,260                     3,161
                                                                         ---------                 ---------
           Total current liabilities                                        12,712                    16,824
Capital lease obligations, net of current portion                              253                       403
                                                                         ---------                 ---------
           Total liabilities                                                12,965                    17,227
                                                                         ---------                 ---------
Redeemable Common Stock                                                     14,059                        --
Stockholders' equity:
   Common stock                                                                142                       142
   Additional paid-in capital                                              153,313                   153,003
   Deferred compensation                                                      (339)                     (426)
   Accumulated deficit                                                    (141,685)                 (132,298)
                                                                         ---------                 ---------
           Total stockholders' equity                                       11,431                    20,421
                                                                         ---------                 ---------
                                                                         $  38,455                 $  37,648
                                                                         =========                 =========


                  The accompanying notes are an integral part
                    of these condensed financial statements.


                              Page 3 of 40 pages.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                            Three Months Ended
                                                                   --------------------------------------
                                                                   June 30, 2001            June 30, 2000
                                                                   -------------            -------------
Net revenues                                                          $  6,572                 $ 10,858
Cost of revenues                                                         3,497                    5,461
                                                                      --------                 --------
   Gross Margin                                                          3,075                    5,397
Operating expenses:
  Research and development                                               6,626                    5,519
  Sales and marketing                                                    4,190                    5,727
  General and administrative                                             1,661                    1,484
  In-process research and development costs                                 --                    4,900
  Amortization of goodwill and intangible assets                            --                    1,048
  Amortization of deferred compensation                                     87                      168
                                                                      --------                 --------
     Total operating expenses                                           12,564                   18,846
                                                                      --------                 --------
 Loss from operations                                                   (9,489)                 (13,449)
 Interest income, net                                                      102                      885
                                                                      --------                 --------
 Loss before cumulative effect of change in accounting
   principle                                                            (9,387)                 (12,564)
 Cumulative effect of change in accounting principle                        --                   (5,300)
                                                                      --------                 --------
 Net Loss                                                             $ (9,387)                $(17,864)
                                                                      ========                 ========
Net loss per basic share before cumulative effect of
  change in accounting principle:                                     $  (0.30)                $  (0.46)
Cumulative effect of change in accounting principle:                        --                    (0.20)
                                                                      --------                 --------
Net loss per basic share                                              $  (0.30)                $  (0.66)
                                                                      ========                 ========
Weighted average shares used in computing
   loss per share                                                       30,818                   27,125
                                                                      ========                 ========


For the three month period ended June 30, 2001, amortization of deferred compensation included $9 related to cost of revenues, $45 related to research and development, $22 related to sales and marketing and $11 related to general and administrative expenses.

For the three month period ended June 30, 2000, amortization of deferred compensation included $18 related to cost of revenues, $87 related to research and development, $42 related to sales and marketing and $21 related to general and administrative expenses.


                  The accompanying notes are an integral part
                    to these condensed financial statements.


                              Page 4 of 40 pages.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   Three Months Ended
                                                                                -----------------------------
                                                                                June 30,             June 30,
                                                                                  2001                 2000
                                                                                --------             --------
Cash Flows from Operating Activities:
  Net loss                                                                      $ (9,387)            $(17,864)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                                    1,147                  834
  Amortization of goodwill and intangible assets                                      --                1,048
  In-process research and development costs                                           --                4,900
  Amortization of deferred compensation                                               87                  168
  Accrued interest                                                                    --                   57
  Inventory reserve                                                                  403                   --
Changes in operating assets and liabilities, net of assets acquired:
  Accounts receivable, net                                                         1,864                3,599
  Inventories                                                                      2,649               (3,301)
  Prepaid expenses and other assets                                                  324               (1,421)
  Accounts payable and other accrued liabilities                                  (3,057)               1,074
  Deferred Revenue                                                                  (901)               1,588
                                                                                --------             --------
        Net cash used in operating activities                                     (6,871)              (9,318)
                                                                                --------             --------
Cash Flows from Investing Activities:
  Purchases of property and equipment                                             (1,248)              (1,454)
  Purchases of investments                                                            --               (1,000)
  Net cash used in the acquisition of SmartSAN, net of cash acquired                  --               (1,167)
  Purchase of available for sale investments                                          --               (1,506)
  Cash used for long term deposits                                                    20                   --
                                                                                --------             --------
        Net cash used in investing activities                                     (1,228)              (5,127)
                                                                                --------             --------
Cash Flows from Financing Activities:
  Proceeds from convertible note                                                      --                2,999
  Payments on note payable                                                            --               (3,392)
  Payments on capital lease obligations                                             (304)                (414)
  Proceeds from issuance of common stock to employees                                 29                  451
  Proceeds from issuance of redeemable common stock, net                          14,540                   --
  Issuance costs related to Equity Line Financing Agreement                         (200)                  --
                                                                                --------             --------
        Net cash (used in) provided by financing activities                       14,065                 (356)
                                                                                --------             --------
Net increase (decrease) in cash and cash equivalents                               5,966              (14,801)
Cash and cash equivalents at beginning of period                                  10,939               42,830
                                                                                --------             --------
Cash and cash equivalents at end of period                                      $ 16,905             $ 28,029
                                                                                ========             ========
Supplemental Cash Flow Information:
Cash paid for interest                                                          $     24                   52
                                                                                ========             ========

Non-cash Financing Activities:
  Fair value of warrants issued in connection with redeemable
    common stock                                                                $    481                   --
                                                                                ========             ========


                  The accompanying notes are an integral part
                    to these condensed financial statements.


                              Page 5 of 40 pages.

                             GADZOOX NETWORKS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     (Information for the three months ended
                           June 30, 2001 is unaudited)


1. BASIS OF PRESENTATION

        The condensed financial statements included herein have been prepared by Gadzoox Networks, Inc. ("Gadzoox" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in Gadzoox' Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001.

        During the fourth quarter of fiscal 2001, the Company changed its accounting method for recognizing revenue net of appropriate reserves for sales returns when merchandise is shipped to distributors, to recognize revenue and related gross margin when the product is shipped by the distributor to end-user. The cumulative effect of this change in accounting policy in fiscal 2001 was an increase in our net loss by $5.3 million. This change in accounting policy was made effective April 1, 2000. Accordingly, certain amounts for the three month period ended June 30, 2000 have been restated to reflect this change in accounting principle. The effects of this restatement to previously reported financial information for the three months ended June 30, 2000 was disclosed in the Company's 10-K for the fiscal year ended March 31, 2001.

        The Company believes this change is preferable as it better recognizes the substance of demand for its products due to changes in the market place during fiscal year 2001 and will accordingly better focus the Company on, and allow investors to better understand end-user demand trends for its products through the distribution channel.

        In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three months ended June 30, 2001, are not necessarily indicative of the results that may be expected for future quarters or the fiscal year ending March 31, 2002.

2. ACQUISITION OF SMARTSAN SYSTEMS, INC.

        On April 5, 2000, in an acquisition accounted for under the purchase method of accounting, we acquired all of the outstanding shares of SmartSAN Systems, Inc., a California corporation ("SmartSAN"). We acquired SmartSAN by issuing 239,433 shares of its common stock in exchange for 100% of the outstanding stock of SmartSAN and have agreed to issue 108,376 additional shares pursuant to the exercise of SmartSAN stock options outstanding at the time of the acquisition. Total consideration was as follows (in thousands):

               Value of stock issued and options assumed              $23,625
               Merger and other related costs paid in cash              1,169
                                                                      -------
                    Total Consideration                               $24,794
                                                                      =======


                              Page 6 of 40 pages.

        The allocation of the total consideration to the fair value of acquired assets and liabilities is as follows (in thousands):

               Fair value of net assets acquired and liabilities assumed            $   (778)
               Acquired intangible assets and goodwill                                20,672
               In-process research and development                                     4,900
                                                                                    --------
                                                                                    $ 24,794
                                                                                    ========

        At the time of the acquisition, the Company allocated approximately $4.9 million of purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

        At the acquisition date, SmartSAN was conducting design, development, engineering and testing activities associated the development of next-generation Geminix products: SDM3000, RDM4000, and DDM5000, valued at $800,000, $1.1 million, and $3.0 million ,respectively.

        The SDM 3000 was a next-generation Fibre Channel to Fibre Channel router; the RDM4000 was being developed as a Fibre Channel to LAN/WAN remote domain manager; and the DDM5000 was scheduled to be the flagship distributed domain manager incorporating advanced storage virtualization. SmartSAN engineers had made significant progress on the projects as of the acquisition date, including design of the overall architecture, and in some cases, much of the development work. However, substantial integration and testing activities remained to develop the technologies into commercially viable products.

        At the acquisition date, the technologies under development were approximately 80%, 65% and 25% complete, based on engineering man-month data and technological progress. SmartSAN had spent approximately $700,000 on the in-process projects, and expected to spend approximately $2.5 million to complete all phases of the R&D projects. Anticipated completion dates ranged from 2 months for the SDM3000 to 12 months for the DDM5000, at which times the Company expected to begin benefiting from the developed technologies.

        In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the cost to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

        The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 40% to 45% were used in the analysis. These discount rates were commensurate with the projects' stage of development and the uncertainties in the economic estimates described above.

        Other purchased intangible assets, including goodwill, developed technology and other intangible assets of approximately $20.7 million were being amortized over their estimated useful lives of five years on a straight-line basis. The amount allocated to developed technology was $4.4 million. The developed technology consists of the SR2001/SDM2001 platforms. Both are based on the same hardware platform and have the same estimated remaining life.

        SR2001 is a family of Fibre to SCSI Subnet Domain Managers that provide high-performance data routing between Fibre Channel SANs and SCSI devices with advanced management features and the SmartCafe graphical user interface. SR2001 is primarily a proof of concept/evaluation vehicle. The SR2001 contains a 64-bit RISC processor, which enables it to provide sophisticated management of the storage resources in the subnet beneath it. Such management features are essential to meeting the business needs for data availability, data integrity, and data security, and to realizing the full benefit potential of SAN technology. The SDM2001 Subnet Domain Manager is based on the same hardware platform as the SR2001, but adds a sophisticated suite of subnet management software.

        In the fourth quarter ended March 31, 2001, The Company decided to abandon the Geminix(TM) product line purchased with SmartSAN and expensed the remaining unamortized intangible assets of SmartSAN totaling $16.8 million. For the quarter ended June 30, 2000, Gadzoox amortized approximately $1.0 million goodwill and intangible assets.


                              Page 7 of 40 pages.

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


                              Page 8 of 40 pages.

        The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):


                                                                      Three Months Ended
                                                                -----------------------------
                                                                         (unaudited)
                                                                June 30,             June 30,
                                                                  2001                  2000
                                                                --------             --------
Net loss                                                        $ (9,387)            $(17,864)
                                                                ========             ========

Basic:
Weighted average shares of common
  stock outstanding                                               30,818               27,127
Less:  Weighted average shares of
  common stock subject to repurchase                                  --                   (2)
                                                                --------             --------
Weighted average shares used in
  computing basic net loss per share                              30,818               27,125
                                                                ========             ========
Net loss per basic share before cumulative effect
  of change in accounting principle:                            $  (0.30)            $  (0.46)
Cumulative effect of change in accounting principle:                  --                (0.20)
                                                                --------             --------
Basic net loss per share                                        $  (0.30)            $  (0.66)
                                                                ========             ========



4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        All highly liquid investment securities with original maturities of three months or less are considered cash equivalents. Available for sale investments with original maturities of more than three months are considered short-term investments. Management determines the appropriate classification of investments in debt and equity securities at the time of purchase. All of Gadzoox' investments are classified as available for sale. At June 30, 2001 Gadzoox held $16.9 million in cash and cash equivalents. All investments are stated at fair market value which approximates cost.



                              Page 9 of 40 pages.

5. INVENTORIES

        Inventories are stated at the lower of cost or market, on a first-in, first-out method. Inventories consist of the following (in thousands):

                                               June 30,               March 31,
                                                2001                    2001
                                             ----------               ---------
                                             (unaudited)
               Raw materials                   $ 4,882                $ 5,157
               Work-in-progress                     --                     26
               Finished Goods                    2,692                  5,443
                                               -------                -------
                   Total                       $ 7,574                $10,626
                                               =======                =======


6. LEGAL PROCEEDINGS

        On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., was filed against Gadzoox, three former officers, and two underwriters in our initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act against all defendants, a violation of Section 15 of the Securities Act against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Exchange Act against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 19, 1999 and December 6, 2000. On June 25, 2001, a similar complaint, captioned Goldgrab v. Gadzoox et al., was filed against Gadzoox, the individual defendants, and several of the underwriters participating in Gadzoox's initial public offering in the Southern District of New York. The complaint is substantially identical to the Cooper complaint, except in that it alleges violations of Section 10(b) of the Exchange Act against all defendants, including Gadzoox and the individual defendants. There have been additional lawsuits filed containing allegations substantially identical to those in the Cooper and Goldgrab complaints. We anticipate that additional related substantially-identical lawsuits may be brought, and further anticipates that all such lawsuits will eventually be coordinated or consolidated with one another. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 100 other companies. To date, there have been no significant developments in the litigation. We believe we have meritorious defenses to these securities lawsuits and will defend Gadzoox vigorously.

7. EQUITY LINE AGREEMENT

        On June 28, 2001, the Company entered into an equity line financing agreement (the "Equity Line") with Societe Generale pursuant to which the Company has the right to elect to sell and Societe Generale has the obligation to purchase up to $20 million of the Company's common stock. Pursuant to the terms of the Equity Line, the Company, from time to time, during the two year period beginning on June 28, 2001, can elect to sell (which election is referred to as a "draw down") a specific dollar amount of its common stock based upon the price and trading volume of its common stock during the thirty trading days prior to a draw down. The price per share and the actual number of shares sold by the Company pursuant to each draw down will be determined by the price and volume of trading in the Company's common stock during the five trading days following the day that the Company notifies Societe Generale of the draw down, provided that in no event will the price per share be less than the higher of $1.00 and the price set by the


                              Page 10 of 40 pages.

Company in its notice of election to make a draw upon the equity line. Under the terms of the Equity Line agreement, the Company is obligated to sell at least $5.0 million of common stock to Societe General or pay a penalty equal to 6% of any portion of such $5.0 million minimum obligation which is not sold by the Company. The Company cannot sell more than 6,812,400 shares of common stock pursuant to the Equity Lien without first obtaining stockholder approval. To-date the Company has not sold any shares to Societe Generale under this agreement.

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

8. REDEEMABLE COMMON STOCK

        In May 2001, the Company sold 5,600,000 shares of its common stock in a private placement transaction and received net proceeds of approximately $14.5 million. Under the terms of the purchase agreement, the Company is subject to certain financial penalties in the event that the Securities and Exchange Commission does not declare the registration statement covering the resale of sold shares effective by the deadlines established in the contract. In the event that the filing of the registration statement is not declared effective within 360 days of the date of the agreement, the Company is obligated to repurchase the shares from the investors at 110% of the original purchase price. In accordance with SEC staff announcement relating to the classification and measurement of redeemable securities, this private placement of common stock has been recorded outside of stockholders' equity as redeemable common stock. This classification is required as the provision that allows the investors to be repaid is based upon an event that is not solely within the control of the Company.

        In connection with this transaction, the Company issued warrants to purchase 168,000 shares of common stock to its financial advisor for their assistance in the investor search. The warrants are immediately exercisable at $4.14 per share, nonforfeitable, and expire three years from the date of grant. In the first quarter ending June 30, 2001, management recorded the fair value of the warrants as an offering cost of $481,000 and this amount was offset against the net proceeds received from the common stock. This amount was determined using the Black-Scholes option pricing model and the following assumptions: expected life of three years, volatility of 147%, dividend yield of 0%, and a risk-free interest rate of 4.32%.




                              Page 11 of 40 pages.

9. BUSINESS SEGMENTS

        During the year ended March 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131") which requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, the development, manufacture, marketing and sales of hubs and switches and managed storage systems for storage area networks. The Company's Chief Executive Officer is the Chief Operating Decision Maker (CODM), as defined by SFAS 131. The CODM allocates resources and assesses the performance of Gadzoox based on revenues and overall profitability





                              Page 12 of 40 pages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Gadzoox' Annual Report on Form 10-K for its fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

        In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained herein include, but are not limited to, statements that relate to future events or our future performance such as statements relating to the sufficiency of our capital resources to fund continuing operations; our commitment to continue to devote substantial resources to product research and development; our intentions to expand our sales and marketing operations; the percentage of our fiscal 2002 sales that will be derived from new products and anticipated future levels of general and administrative expenses. In certain cases you can identify forward-looking statements by terminology such as "may", "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to our ability to raise sufficient capital to enable us to continue to operate our business; market acceptance of the Company's new products and the speed at which customers adopt current and new products for SANs; the ability and willingness of our OEM and distribution channel partners to buy and sell our products; our ability to develop, introduce, ship and support new products and product enhancements; growth rates of the market segment within which the Company participates; competition in the Company's industry and the timing of new technology and product introductions; the ability to retain and hire skilled personnel and the risks outlined under "Risk Factors" beginning on page 22 hereof. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements.

COMPANY OVERVIEW

        We were founded in April 1992 and initially developed electronic test equipment. Since October 1995, we have focused on being a provider of hardware and software products for storage area networks, or SANs. Our SAN products are designed to leverage the capabilities of Fibre Channel technology to enable enterprises to better manage the growth of mission-critical data by overcoming the limitations of the traditional captive storage architecture. Since our inception, we have incurred significant losses, and as of June 30, 2001, we had an accumulated deficit of $141.7 and for the fiscal quarter ended June 30, 2001, our net loss was $9.4 million.

        We currently derive substantially all of our revenues from sales of a limited number of products within two product lines; hubs and switches. We anticipate that net revenues from switch products will account for a substantial majority of our total net revenues for the foreseeable future, including our new switch product, the Slingshot 4218 currently under development and evaluation.

        We depend on a few key customers. We sell our SAN products through leading OEMs, including Hewlett-Packard Company and Compaq Computer Corporation. We also sell our products through distribution channel partners such as Bell


                              Page 13 of 40 pages.

Microproducts, Consan (a Gates/Arrow Company) and Tech Data Corporation. For the quarter ended June 30, 2001, approximately 45.1% of our net revenues came from sales to Hewlett-Packard Company and approximately 28.1% of our net revenues came from came from sales to Compaq Computer Corporation. For the quarter ended June 30, 2000, 58% of our net revenues came from sales to Hewlett-Packard Company, and approximately 37% of our net revenues came from sales to Compaq Computer Corporation. We expect a majority of our net revenues in the foreseeable future to be derived from a limited number of customers.

        The Company records product net revenues to OEMs upon shipment and provides an allowance for product returns based on management's estimates. Allowances for estimated sales returns are provided at the time of revenue recognition. Our past product return experience may not be indicative of future product return rates. Revenue to distributors is recognized upon sell through to end-users.

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

        Our contracts with our distribution channel partners generally contain additional provisions for stock rotation, which provide for a right of return for 10% to 15% of the value of purchases during the prior three months, to be offset with an immediately deliverable order in an amount equal to or greater than the stock to be rotated. As revenue is only recognized when product is sold by the distributor to an end-user, stock rotation rights will not impair future revenues.

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


                              Page 14 of 40 pages.

QUARTERLY RESULTS OF OPERATIONS

        The following table presents our operating results represented by selected items from the unaudited Condensed Statements of Operations for the three months ended June 30, 2001 and 2000 as a percentage of net revenues. This table should be read in conjunction with the Condensed Financial Statements included elsewhere herein.


                                                                   Three Months Ended
                                                               ---------------------------
                                                               June 30,           June 30,
                                                                 2001               2000
                                                               --------           --------
Net revenues                                                      100%              100%
Cost of revenues                                                   53                50
                                                                 ----              ----
  Gross margin                                                     47                50
Operating expenses:
  Research and development                                        101                51
  Sales and marketing                                              65                53
  General and administrative                                       25                14
  In-process research and development costs                        --                45
  Amortization of goodwill & intangible assets                     --                10
  Amortization of deferred compensation                            --                 1
                                                                 ----              ----
    Total operating expenses                                      191               174
                                                                 ----              ----
Loss from operations                                             (144)             (124)
Interest income,net                                                 1                 8
                                                                 ----              ----
Loss before cumulative effect of change in accounting            (143)             (116)
   Principle

Cumulative effect of change in accounting principle                --               (49)
Net Loss                                                         (143)%            (165)%


Net Revenues

        Net revenues for the three months ended June 30, 2001 decreased by approximately $4.3 million or 39% to $6.6 million compared to net revenues of $10.9 million for the same quarter in fiscal 2000. The decrease in revenues during the quarter ended June 30 2001 as compared to the quarter ended June 30, 2000 was primarily due to a $6.2 million decrease in sales of the older Gibraltar hub product line, which is being phased out. This decrease in sales in the hub product line was partially offset by an increase in sales from the switch products, in particular the Capellix 3000 product which is sold to distributors and resellers. During the quarter ended June 30, 2001, approximately 62% of our revenue was generated by the sale of our Capellix switch products and approximately 38% from the sale of hub products compared to 12% and 82%, respectively, in the quarter ending June 30, 2000. This overall shift and reduction of hub product sales to switch product sales has been driven by the market change of OEMs transitioning to the switch products due to the technological advantages of switches compared to hubs including a higher level of intelligence and overall performance. Additionally as the costs of switches have come down relative to hubs, the hub products are no longer as attractive to purchase as the cheaper low end product.

        For the quarter ended June 30, 2001, approximately 45.1% of our net revenues came from sales to Hewlett-Packard Company and approximately 28.1% of our net revenues came from came from sales to Compaq Computer Corporation. For the quarter ended June 30, 2000, 58% of our net revenues came from sales to Hewlett-Packard Company, and approximately 37% of our net revenues came from sales to


                              Page 15 of 40 pages.

Compaq Computer Corporation. We expect a majority of our net revenues in the foreseeable future to be derived from a limited number of customers.

        Revenues by geographic area during the quarter ended June 30, 2001 were 70.4% from North America, 26.4% from Europe and 3.3% from Asia. During the quarter ended June 30, 2000, these percentages were approximately 68.7% from North America, 27.7% from Europe and 3.6% from Asia.

        Net revenues during the quarter end June 30, 2001, may not be indicative of future results. In fiscal 2002, we expect that a substantial majority of our net revenues will come from the sale of new products currently under evaluation or development, including our Fibre Channel fabric backbone switch, the Slingshot 4218.






                              Page 16 of 40 pages.

Gross Margin

        Gross margins as a percentage of net revenues for the three months ended June 30, 2001 were 47%, compared to a gross margin percentage of net revenues of 50% for the three months ended June 30, 2000. The decrease in gross margins for the three months ended June 30, 2001, compared to the same period in 2000 was primarily due to lower sales volumes and fixed manufacturing costs. Additionally, our margins have decreased due to the change of our product mix between hub products and switch products. Margins on our hub products primarily sold to our OEM customers have remained higher than the margins on our switch products as we have been able to maintain historical selling prices while our costs to build the hub products has decreased. Margins on the switch products, however, have been lower as we have had to make more reductions in selling price in order to sell the product while our costs have remained fixed. This decrease was offset by the reversal of an $750,000 accrual following the favorable settlement of certain outstanding amounts due to suppliers. The original accrual was based on management's estimate of the likely outcome of the settlement negotiations with the suppliers and was originally recorded in fiscal year 2001.

Research and Development Expenses

        Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred. Research and development expenses increased by 20% to $6.6 million for the quarter ended June 30, 2001, up from $5.5 million for the quarter ended June 30, 2000. These increases are primarily due to the hiring of additional research and development personnel, including the addition of our strategic research and development team and our two ASIC development teams, and the cost of development of the Capellix and Slingshot family of switch products. We believe that a significant level of investment in product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development such that research and development expenses will continue to increase in absolute dollars.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as, costs associated with trade shows, promotional activities, travel expenses and other related expenses. Sales and marketing expenses decreased by 27% to $4.2 million during the quarter ended June 30, 2001, down from $5.7 million for the quarter ended June 30, 2000. The decrease is primarily attributable to lower sales commissions due to the lower sales volume as well as lower marketing activities for the Capellix line, such as a reduction in the number of joint seminar, tradeshow and advertising activities with key OEMS, alliance and distribution partners worldwide. We expect sales and marketing expenses to continue to increase in absolute dollars as we incur additional costs related to the efforts to bring to market our new fiber channel switch products currently under evaluation and development.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems. General and administrative expenses increased by 12% to $1.7 million for the quarter ended June 30, 2001,


                              Page 17 of 40 pages.

up from $1.5 million for the quarter ended June 30, 2000. This increase was primarily attributable to increases in personnel, additional expenses incurred related to the growth of our business, expansion of our facilities and information infrastructure and our operation as a public company. We expect general and administrative expenses to continue to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and expansion of our information infrastructure.

In-process Research and Development Costs

        As a result of the acquisition of SmartSAN in April 2000, the amount allocated to developed technology was $4.4 million. The developed technology consists of the SR2001/SDM2001 platforms. Both are based on the same hardware platform and have the same estimated remaining life.

        SR2001 is a family of Fibre to SCSI Subnet Domain Managers that provide high-performance data routing between Fibre Channel SANs and SCSI devices with advanced management features and the SmartCafe graphical user interface. SR2001 is primarily a proof of concept/evaluation vehicle. The SR2001 contains a 64-bit RISC processor, which enables it to provide sophisticated management of the storage resources in the subnet beneath it. Such management features are essential to meeting the business needs for data availability, data integrity, and data security, and to realizing the full benefit potential of SAN technology. The SDM2001 Subnet Domain Manager is based on the same hardware platform as the SR2001, but adds a sophisticated suite of subnet management software.

Amortization of Goodwill and Intangible Assets

        For the quarter ended June 30, 2000, Gadzoox amortized approximately $1.0 million of goodwill and intangible assets as a result of our acquisition of SmartSAN in April 2000. Due to the abandonment of SmartSAN related technology and products in the fourth quarter of fiscal 2001, the Company expensed all goodwill and intangible assets related to SmartSAN at that time and will no longer record any amortization. In the fourth quarter ended March 31, 2001, we decided to abandon the Geminix product line purchased with SmartSAN and expensed the remaining unamortized intangible assets of SmartSAN totaling $16.8 million.

Amortization of Deferred Compensation

        In connection with the grant of stock options to employees, we recorded deferred compensation within stockholders' equity of approximately $3.0 million for stock options prior to Gadzoox' initial public offering in July 1999. This represents the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded amortization of deferred compensation of approximately $.1 million and $.2 million for the quarters ended June 30, 2001 and 2000 respectively. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Interest Income , net

        Interest income, net of interest expense, related to our debt and lease obligations, includes income from our cash and cash equivalents and short-term investments, net of expenses related to our financing obligations. Interest income, net of interest expense, totaled $.1 million for the quarter ended June 30, 2001. For the quarter ended June 30, 2000, interest income, net of interest expense, totaled $.9 million. This decrease is primarily due to lower interest income earned due to cash usage by the Company for operating, investing and financing activities.


                              Page 18 of 40 pages.

Liquidity and Capital Resources

        At June 30, 2001, we had approximately $16.9 million in cash and cash equivalents, an increase of approximately $6.0 million from the end of March 31, 2001, and $16.6 million in net working capital, an increase of approximately $4.8 million from the end of March 31, 2001.


        For the three months ended June 30, 2001, we used $6.9 million in net cash for operations compared to $9.3 million for the same three month period in 2000. This represents a net decrease of 26% and is primarily due to lower net loss of $9.4 million compared to a restated net loss of $17.9 million during the same period last year, before adjusting for non-cash items such as amortization of goodwill and intangibles of $1.0 million and a one time charge of $4.9 million for in process research and development costs both related with our acquisition of SmartSAN in April 2000.

        For the three months ended June 30, 2001, the Company used $1.2 million in cash from investing activities to acquire property and equipment compared to $1.5 million used in the same period in 2000. Additionally in the quarter ended June 30, 2000, we purchased 49,164 shares of Series C Preferred Stock of DataCore Software Corporation, a privately held strategic partner, at $20.34 per share for a total investment of approximately $1.0 million, used approximately $1.2 million in cash for the acquisition of SmartSAN and purchased $1.5 million of available for sale investments.

        In May 2001, the Company sold 5.6 million shares of its common stock in a private placement transaction and received net proceeds of approximately $14.5 million. See Note 8 of the notes to for further details.

        We incurred a net loss in the year ended March 31, 2001 of $92.8 million and have an accumulated deficit of $141.7 million as of June 30, 2001. We have continuously incurred net losses from operations and used $51.0 million of cash in operations for the year ended March 31, 2001, and have working capital of $16.6 million as of June 30, 2001.

        We will require additional cash in order to continue to finance our operations for the next 12 months. On June 28, 2001, we entered into an equity line financing agreement, or ("Equity Line"), with Societe Generale pursuant to which the Company has the right to elect to sell and Societe Generale has the obligation to purchase up to $20 million of the Company's common stock. Pursuant to the terms of the Equity Line, the Company, from time to time, during the two year period beginning on June 28, 2001, can elect to sell (which election is referred to as a draw down) a specific dollar amount of its common stock based upon the price and trading volume of its common stock during the thirty trading days prior to a draw down. The price per share and the actual number of shares sold by the Company pursuant to each draw down will be determined by the price and volume of trading in the Company's common stock during the five trading days following the day that the Company notifies Societe Generale of the draw down, provided that in no event will the price per share be less than the higher of $1.00 and the price set by the Company in its notice of election to make a draw upon the equity line. Under the terms of the Equity Line Agreement, the Company is obligated to sell at least $5.0 million of common stock to Societe Generale or pay a penalty equal to 6% of any portion of such $5.0 million minimum obligation which is not sold by the Company. The Company cannot sell more than 6,812,400 shares of common stock pursuant to the Equity Line without first obtaining stockholder approval. To date, the Company has not sold any shares to Societe Generale under this agreement.

        The Company also is obligated in connection with the Equity Line to file a registration statement registering the sale by Societe Generale of any shares sold by the Company. If this registration statement is not declared effective within 180 days of June 28, 2001, then Societe Generale shall have the right to terminate the Equity Line, in which event the Company shall be obligated to pay the penalty described above. The Company expects to file a S-3 registration statement in August.


                              Page 19 of 40 pages.

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


                              Page 20 of 40 pages.

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

        We believe that our cash reserves, working capital and the funds available under the Equity Line agreement will be adequate to fund our operations through the end of the first quarter of fiscal 2003. However, as discussed above, the Company's right to sell shares under the Equity Line agreement is subject to a number of conditions and we may not be able to sell our shares of common stock under the Equity Line agreement when we wish or need. If we are unable to sell our shares of common stock under the Equity Line Agreement, we will be required to raise additional funds, for example, pursuant to a private placement, to continue to operate our business. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may not be able to obtain. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.


                              Page 21 of 40 pages.

RISK FACTORS

        You should carefully consider the following risk factors and all other information contained in this Form 10-Q for the quarter ended June 30, 2001. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occurs, our business, operating results and financial condition could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks. See also page 13 of this document for a discussion of forward-looking statements.

WE HAVE INCURRED NET LOSSES IN EVERY FISCAL YEAR AND FISCAL QUARTER SINCE OUR INCEPTION AND THE FAILURE TO RAISE ADDITIONAL CAPITAL RESOURCES WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

        We incurred a net loss in the year ended March 31, 2001 of $92.8 million and have an accumulated deficit of $141.7 million as of June 30, 2001. We have continuously incurred net losses from operations and used $51.0 million of cash in operations for the year ended March 31, 2001, and have working capital of $16.6 million as of June 30, 2001.

        In May 2001, we sold 5.6 million shares of our common stock in a private placement transaction for net proceeds of approximately $14.5 million.

        On June 28, 2001, we entered into an equity line financing agreement, or Equity Line, with Societe Generale pursuant to which the Company has the right to elect to sell and Societe Generale has the obligation to purchase up to $20 million of the Company's common stock. Pursuant to the terms of the Equity Line, the Company, from time to time, during the two year period beginning on June 28, 2001, can elect to sell (which election is referred to as a draw down) a specific dollar amount of its common stock based upon the price and trading volume of its common stock during the thirty trading days prior to a draw down. To-date the Company has not sold any shares of common stock under this agreement.

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


                              Page 22 of 40 pages.

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



                              Page 23 of 40 pages.

OUR RECENT EQUITY LINE FINANCING MAY CAUSE A SIGNIFICANT DILUTION TO OUR STOCKHOLDERS AND A SIGNIFICANT DECLINE IN OUR STOCK PRICE.

        The Equity Line prohibits Societe Generale from selling shares of the Company's Common Stock during the term of the Equity Line other than a number of shares equal to the amount of any draw down by the Company divided by 94% of the minimum selling price specified in the Company's draw down election. Consequently, Societe Generale may have the ability to sell substantially more shares of Common Stock following a draw down election than it is obligated to purchase in connection with the draw down, which may result in an immediate and significant drop in the Company's stock price and a significant increase in the number shares issued by the Company pursuant to a draw down. Accordingly, the Company's use of the Equity Line for financing may result in substantial dilution to the Company's stockholders and a significant decline in the Company's stock price. To-date the Company has not sold any shares to Societe Generale under this agreement.

WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS MAY SUFFER IF DEMAND FOR ANY OF THESE PRODUCTS DECLINES OR FAILS TO DEVELOP AS WE EXPECT.

        We derive a substantial portion of our net revenues from a limited number of products. Specifically, in fiscal 2001, the majority of our net revenues were derived from our hub products. However, we expect that net revenues from our switch products will account for a substantial majority of our total net revenues for the foreseeable future. Additionally, we expect that a substantial majority of our net revenues for fiscal 2002 will be derived from new products currently under evaluation or development, including our Fibre Channel fabric backbone switch, the Slingshot 4218. There is no assurance that the Slingshot 4218, or any other newly developed product, will be adopted by our OEM or distribution channel partners or that significant net revenues would be derived if adopted. As a result, for the foreseeable future, we will continue to be subject to the risk of a significant decrease in net revenues if demand for our switch products decline. Therefore, continued market acceptance of our switch products is critical to our future success. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

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

WE HAVE INCURRED SIGNIFICANT LOSSES IN EVERY FISCAL YEAR AND FISCAL QUARTER SINCE OUR INCEPTION AND WE MAY NEVER BECOME PROFITABLE.

        We have incurred significant losses since inception and expect to continue to incur losses on both a quarterly and annual basis for the foreseeable future. As of June 30, 2001, our accumulated deficit was $141.7 million. We may never realize sufficient revenues to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we will need to generate increased net revenues to achieve profitability. Further, even if we achieve profitability,


                              Page 24 of 40 pages.

given the competition in, and the evolving nature of the storage area networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis.

        During the fourth quarter of fiscal 2001, we executed on our plan to focus more resources on the development of open fabric switch technology products and to restructure our business operations. This resulted in the termination and abandonment of the Axxess and Geminix product lines, reduction of personnel and consolidation of all San Jose, California operations in one building. In connection with this restructuring, the Company recorded expenses of approximately $2.5 million and recorded an additional expense of $17.8 million relating to the impairment of long term assets, primarily relating to the write-off of the remaining goodwill and intangibles that arose from the SmartSAN acquisition which was completed in April 2000.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY ACCURATELY PREDICTING REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES, AND, BECAUSE MOST OF OUR EXPENSES ARE FIXED IN THE SHORT TERM, WE MAY NOT BE ABLE TO DECREASE OUR EXPENSES IN A TIMELY MANNER TO OFFSET ANY UNEXPECTED SHORTFALL IN REVENUES.

        We have generated net revenues for less than seven years and, thus, we have only a short history from which to predict future net revenues. During the past three years, our revenues have varied significantly. Additionally, we expect that most of our net revenues for fiscal 2002 will be derived from new products under evaluation and development. This limited operating experience, combined with the rapidly evolving nature of the SAN market in which we sell our products and our reliance on new product sales, reduces our ability to accurately forecast our quarterly and annual revenue. Further, we plan our operating expenses based primarily on our revenue projections. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. For example, during the 2001 fiscal year, orders from our distribution channel partners were lower than expected due to decreased sell-through to end-user customers which resulted in a corresponding decrease in net revenues. Additionally, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip(TM) product, which resulted in a corresponding decrease in net revenues. If a similar situation were to occur in the future, we may incur additional unexpected losses which could seriously harm our business.

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


                              Page 25 of 40 pages.

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

BECAUSE WE DEPEND ON A FEW KEY OEM AND DISTRIBUTION CHANNEL PARTNERS, THE LOSS OF ANY OF THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR NET REVENUES.

        We depend on a few key OEM and distribution channel partners. In fiscal 2001, approximately 80% of our net revenues came from three customers, with sales to Hewlett-Packard Company and Compaq Computer Corporation each accounting for 10% or more of our net revenues. In fiscal 2000, approximately 72% of our net revenues came from four customers with sales to Hewlett-Packard Company, Compaq Computer Corporation, Bell Microproducts, Inc. and Tokyo Electron Limited each accounting for more than 10% of our net revenues. Although we intend to expand our original equipment manufacturer customer base, we anticipate that our operating results will continue to depend on sales to a relatively small number of customers. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For example, net revenues for the year ended March 31, 2001 were significantly lower than expectations as a result of a decline in orders from our distribution channel partners due to a decline in sell-through to end-user customers. This decline contributed to the substantial decrease in net revenues for fiscal 2001 compared to fiscal 2000. Additionally, in July 1998, Digital Equipment Corporation cancelled orders for our Bitstrip product, and in December 1998, Hewlett-Packard Company unexpectedly reduced orders for our Gibraltar 10-port product. Digital Equipment Corporation's order cancellation resulted in a reduction of anticipated net revenues by approximately 12% for the fiscal year ended March 31, 1999.


                              Page 26 of 40 pages.

IF OUR DISTRIBUTION CHANNEL PARTNERS ARE UNABLE OR UNWILLING TO RESELL OUR PRODUCTS, OUR NET REVENUES WILL DECREASE AND OUR BUSINESS WILL BE HARMED.

        During fiscal 2001, approximately 19% of our net revenues were derived from sales to distribution channel partners and resellers. Our OEM customers have demonstrated the ability to resell our SAN products due, in part, to the length of time they have been involved in the SAN marketplace and the strength of their internal technical, sales and marketing structures. Our distribution channel partners have participated in the SAN market for a shorter period of time and often do not have fully trained technical, sales and marketing staff. As a result, they are not as well positioned as our OEM customers to provide full-solution sales. Additionally, distribution channel partners may not be able to effectively compete with OEMs. Although we have taken several actions to improve our distribution channel partners' abilities to sell our products to end-users, we can not assure you that demand for our products through the distribution channel will increase. If we are unable to effectively leverage sales through our distribution channel partners, our net revenues may continue to decline, and our business would be harmed. The inability or unwillingness of our distribution channel partners to resell SAN networking equipment, including full SAN solutions, would significantly reduce our net revenues, which would harm our business.

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

OUR BUSINESS MAY BE HARMED BY CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY.

OUR BUSINESS MAY BE HARMED BY PENDING CLASS ACTION LITIGATION

        On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., was filed against us, three of our former officers and Credit Suisse First Boston Corporation and BancBoston Robertson Stephens, Inc., two underwriters in our initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act against all defendants, a violation of Section 15 of the Securities Act against our former officers, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act and Rule 10b-5, promulgated thereunder against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 19, 1999 and December 6, 2000. On June 25, 2001, a similar complaint, captioned Goldgrab v. Gadzoox et al., was filed against Gadzoox, the former executive officers and several of the underwriters participating in our initial public offering in the Southern District of New York. The complaint is substantially identical to the Cooper complaint, except in that it alleges violations of Section 10(b) of the Exchange Act against all defendants, including Gadzoox and the individual defendants. There have been additional lawsuits filed containing allegations substantially identical to those in the Cooper and Goldgrab complaints we and anticipate that additional related lawsuits may be brought against us with substantially identical allegations to the Cooper lawsuit. We further anticipate that all such lawsuits will eventually be coordinated or consolidated with one another. We believe we have meritorious defenses to the allegations and we intend to defend the lawsuits vigorously. We do not believe that these matters will have material adverse affect on our results of operation or financial condition. However, litigation is subject to inherent uncertainties, and the disposition of the litigation could materially adversely affect our financial condition, results of operation and cash flows. The uncertainty associated with substantial unresolved litigation may also impair our relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations. Such litigation may also have the effect of discouraging potential acquirors from bidding for Gadzoox or reducing the consideration such acquirors would otherwise be willing to pay in connection with an acquisition.

                              Page 27 of 40 pages.

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

        The market for SAN hubs and switch products has only recently begun to develop and is rapidly evolving. Because the SAN market is new, it is difficult to predict its potential size or future growth rate. Our products are used exclusively in SANs. Accordingly, widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. The speed at which customers adopt current and new products for SANs is highly unpredictable. Our success in generating net revenues in this emerging market will depend on, among other things, our ability to:

        - educate potential OEM customers, distribution channel partners and end users about the benefits of SAN hub and switch technology;

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


                              Page 28 of 40 pages.

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



                              Page 29 of 40 pages.

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

        The market for our SAN hub and switch products is competitive, and is likely to become even more competitive. In the SAN switch market, our current competitors include Brocade Communications Systems, Inc., McData Corporation, Q Logic Corporation and Vixel Corporation. In the SAN hub market, our competitors include Emulex Corporation and Vixel Corporation. In addition to these companies, we expect new SAN competitors to emerge. In the future, we may also compete against data networking companies which may develop SAN products. Furthermore, although we currently offer products that complement the software products offered by Legato Systems, Inc., and Veritas Software Corporation, they and other enterprise software developers may in the future compete with us. We also compete with providers of data storage solutions that employ traditional storage technologies, including small computer system interface-based technology such as Adaptec, Inc., LSI Logic Corporation and QLogic Corporation. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Moreover, we have only recently begun to offer SAN switch products. Therefore, we may not be able to compete successfully in the SAN switch product market.

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


                              Page 30 of 40 pages.

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

WE HAVE EXPERIENCED A PERIOD OF RAPID GROWTH, AND IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE THIS AND FUTURE GROWTH, OUR BUSINESS MAY SUFFER.

        We have recently experienced a period of rapid growth. At March 31, 1997, we had a total of 38 employees, and at June 30, 2001, we had a total of 230 employees. We plan to continue to hire new employees to expand our operations significantly to pursue existing and potential market opportunities. This growth will place a significant demand on our management and our operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. Our key personnel have limited experience managing this type of growth. If we cannot manage growth effectively, our business could suffer.

BECAUSE OUR INTELLECTUAL PROPERTY IS CRITICAL TO THE SUCCESS OF OUR BUSINESS, OUR OPERATING RESULTS WOULD SUFFER IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.


                              Page 31 of 40 pages.

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

        Our products must comply with industry standards. For example, in the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission. Internationally, our products are also required to comply with standards established by authorities in various countries. Any new products and product enhancements that we introduce in the future must also meet industry standards at the time they are introduced. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business. Our products comprise only a part of the entire SAN market. All components of the SAN must comply with the same standards in order to operate efficiently together. We depend on companies that provide other components of the SAN to support the industry standards as they evolve. Many of these companies are significantly larger and more influential in affecting industry standards than we are. Some industry standards may not be widely adopted or they may not be implemented uniformly,


                              Page 32 of 40 pages.

and competing standards may emerge that may be preferred by OEM customers or end users. If other companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could suffer.

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

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS' EQUITY AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

        As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our market or enhance our technical capabilities, or that may otherwise offer growth opportunities. In April 2000, we completed our acquisition of SmartSAN Systems, Inc. As a result, we issued 239,433 shares of our common stock and agreed to issue 108,376 shares of our common stock pursuant to the exercise of SmartSAN options outstanding at the time of the acquisition. While we have no additional current agreements or negotiations underway, we may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

        - issue stock that would dilute our current stockholders' percentage ownership;

        -       incur debt; or

        -       assume liabilities.



                              Page 33 of 40 pages.

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



                              Page 34 of 40 pages.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2001, all of our investments were in cash equivalents.

        We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.



                              Page 35 of 40 pages.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In May 2001, we sold 5.6 million shares of our common stock to three investors for net proceeds of approximately $14.5 million. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D based upon the representations of each of the investors that it was an "accredited investor" as defined under Regulation D and that it was purchasing such shares without a present view towards a distribution of the shares and because there was no general advertisement conducted in connection with the sale.

        In connection with the March 2001 sale of common stock the Company issued a warrant to purchase 168,000 shares of common stock to its financial advisor for its assistance in the investor search. The warrant is immediately exercisable at $4.14 per share, is nonforfeitable and expires three years from the date of grant

        In March 2001, we entered into an amended agreement for a leased facility. In connection with the amendment, we issued to the landlord a warrant to purchase 50,000 shares of our common stock at a price of $3.00 per share. The warrant is immediately exercisable, are nonforfeitable and expire three years from the date of grant.

        The warrant issuance was exempt from the registration pursuant to
Section 4(2) of the Securities Act based upon representation of the investors that it was an "accredited investor" as defined under Regulation D and that it would be purchasing such shares without a present view towards a distribution of the shares and because there was no general advertisement conducted in connection with the issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION



                              Page 36 of 40 pages.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            4.2 Agreement and Warrant to purchase common stock issued to Mission West Properties, L.P. II dated March 23, 2001

            4.3 Agreement and Warrant to purchase common stock issued to Shoreline Pacific Equity dated May 25, 2001

            10.33 Change of Control Agreement between Gadzoox and David Eichler, Dated May 29, 2001

        (b) Reports on Form 8-K:

                    (1) We filed a Current Report on Form 8-K dated April 3, 2001 (related to the announcement of anticipated results for the quarter ended March 31, 2001).

                    (2) We filed a Current Report on Form 8-K on May 1, 2001 (related to the announcement of our results for the quarter and the year ended March 31, 2001).

                    (3) We filed a Current Report on Form 8-K dated June 1, 2001 (announcing the sale of 5,600,000 shares of the Registrant's common stock in a private placement transaction).


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                      GADZOOX NETWORKS, INC.


                                      By: /s/  DAVID P. EICHLER
                                          ---------------------------------
                                          David P. Eichler
                                          Vice President Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)



August 14, 2001


                              Page 37 of 40 pages.

                                 EXHIBIT INDEX



EXHIBIT
  NO.                 DESCRIPTION
--------              -----------
  4.2               Agreement and Warrant to purchase common stock issued to
                    Mission West Properties, L.P. II dated March 23, 2001

  4.3 Agreement and Warrant to purchase common stock issued to Shoreline Pacific Equity dated May 25, 2001

 10.33              Change of Control Agreement between Gadzoox and David
                    Eichler, Dated May 29, 2001