Form 10-K/A
period 2001-03-31
GADZOOX NETWORKS INC
filed 2001-09-28
CIK 1084722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

(MARK ONE)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                                    OR
    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM
              TO

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

                                MICHAEL PARIDES
                     PRESIDENT AND CHIEF EXECUTIVE OFFICER
                              5850 HELLYER AVENUE
                               SAN JOSE, CA 95138
          (Address of principal executive offices including Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 360-4950

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.005 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $101,115,958 as of May 25, 2001, based upon the closing price on the NASDAQ National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on June 18, 2001 was 34,062,214 shares.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission are incorporated by reference to Part III of this Annual Report on Form 10-K Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GADZOOX NETWORKS, INC.

                                   FORM 10-K

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I..................................................................    2

  Item 1.   Business....................................................    2
  Item 2.   Properties..................................................   19
  Item 3.   Legal Proceedings...........................................   19
  Item 4.   Submission of Matters to a Vote of Security Holders.........   20

PART II.................................................................   20

  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   20
  Item 6.   Selected Financial Data.....................................   21
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   23
  Item 7a.  Quantitative and Qualitative Disclosures About Market
            Risks.......................................................   49
  Item 8.   Financial Statements And Supplementary Data.................  F-1
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   51

PART III................................................................   51

  Item 10.  Directors and Executive Officers of the Registrant..........   51
  Item 11.  Executive Compensation......................................   51
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   51
  Item 13.  Certain Relationships and Related Transactions..............   51

PART IV.................................................................   52

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   52

                                     PART I

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that relate to future events or future performance such as the sufficiency of our capital resources to fund continuing operations; statements relating to the transition of the Storage Area Network, or SAN, industry to 2-gigabit-per-second speeds; our commitment to continue to devote substantial resources to product research and development and to develop new products with greater capabilities and that support new industry protocol standards, including development and deployment of the Slingshot 4218 Fibre Channel fabric backbone switch; timing of first shipments of the Slingshot 4218; our commitment to continue to work with industry leaders to promote SAN architecture and develop new products; our intentions to enter into additional distributor and reseller agreements in the U.S. and internationally; our intentions to continue to develop reusable elements; our intentions to continue sponsoring educational seminars; the percentage of our fiscal 2002 sales that will be derived from new products; our intentions to expand our sales and marketing operations; anticipated future levels of general and administrative expenses; and the evolution of SAN capabilities and the market for SAN products. In certain cases you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to our ability to raise sufficient capital to enable us to continue to operate our business; market acceptance of the Company's new products and the speed at which customers adopt current and new products for SANs; the ability and willingness of our OEM and distribution channel partners to buy and sell our products; our ability to develop, introduce, ship and support new products and product enhancements; growth rates of the market segment within which the Company participates; competition in the Company's industry and the timing of new technology and product introductions; the ability to retain and hire skilled personnel and the risks outlined under "Part II -- Risk Factors" and elsewhere in this Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements.

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

  Development Of Fibre Channel

     In 1994, the American National Standards Institute, or ANSI, approved the Fibre Channel standard as an open standard technology specifically for high performance, input/output intensive environments, such as server-storage connectivity. Commercially available Fibre Channel products today offer over 1-gigabit-per-second of bandwidth. The industry is expected to transition to 2-gigabit-per-second speeds in 2001. Multiple Fibre Channel links of 10 kilometers, or in certain instances 80 kilometers, may each be interconnected to enable long distances between servers and storage devices. Fibre Channel technology also enables hundreds, theoretically thousands, of storage devices and servers to be interconnected.

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

  THE GADZOOX SOLUTION

     We sell hardware and software products that create SANs for the intelligent management of enterprise data. To address limitations of traditional captive storage architecture, we pioneered the development of the SAN by leveraging the capabilities of Fibre Channel technology to create a new network architecture designed to enable multiple storage devices to be connected to multiple servers. We deploy products to provide new ways of clustering storage devices, making the management of data and the addition of new storage devices more efficient. Additionally, we provide advanced management capabilities to make storage easier to manage and protect.

     We believe the combination of our technical innovation and our market vision has influenced and will continue to influence the evolution of the SAN market.

     We developed some of the first SAN devices and introduced products that are designed to manage data from within a SAN without relying on servers. Our products include hubs with intelligent diagnostics, a chassis switch based on the Fibre Channel Arbitrated Loop protocol, or FC-AL, a fixed-port FC-AL stackable switch, and the recently announced Slingshot 4128, a Fibre Channel fabric switch which is currently being evaluated by a number of OEMs and resellers. Utilizing the proven principles of centralized network management for LANs, we were also the first to deliver management network devices and management software for SANs. These devices are designed to centralize the monitoring, diagnosis and control of a SAN and address the limitations of traditional captive storage architectures in the following ways.

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

  Increased Performance

     Our hub and Capellix family of switch products are designed to provide access to data at speeds exceeding 1 gigabit per second. Our Capellix chassis switch has greater port capacity (scalable from 6 ports to 32 ports) and a faster switching backplane than the 8-port and 16-port SAN switches available from other

SAN vendors. Our Slingshot switch product has the highest port density in its class, and is designed to provide access to data at 2-gigabit-per-second speeds. This enables higher performance and more cost-effective scaling because more devices, manufactured by us or our competitors, can be connected through a single switch than can be connected through existing switches. Our products leverage the multiple server/multiple storage topology of SANs to allow multiple users simultaneous access to stored data over independent paths within the SAN. This permits faster access to data by more users than possible in traditional captive storage architecture.

  Manageability

     Our management software products are designed to provide centralized monitoring and control of storage and networking devices in a distributed SAN environment. For example, our proprietary management software features and Ventana SAN Manager software are designed to minimize downtime by monitoring, detecting, isolating and troubleshooting faults as they occur. Our products leverage the SAN environment to facilitate the sharing of storage resources, such as tape backup devices and disk arrays, or disk drives grouped together to provide added storage capacity. Our products also leverage the SAN environment to reduce the total cost of ownership of storage networks. We have designed our products to integrate with LAN management software tools, such as the Hewlett-Packard OpenView(TM), Computer Associates Unicenter(R) and IBM Tivoli(TM). We believe that centralized management results in a total cost of ownership model where the cost of data management is significantly less than the cost of the storage devices themselves.

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

  Interoperability

     Our current products leverage the FC-AL protocol. This protocol is the most widely deployed Fibre Channel standard. As a result, our products are compatible with substantially all major Fibre Channel servers and storage subsystems. Additionally, our Capellix chassis product is highly interoperable with other products in the market due to (1) its ability to communicate to substantially all major Fibre Channel servers and storage subsystems; (2) its ability to interoperate with most hubs and switches manufactured by other SAN vendors; and
(3) the ability of its chassis design to provide "future proofing" to allow for new printed circuit boards with new functionality to be easily added to the chassis. This interoperability allows customers to install our products into their existing networks to allow them to better preserve their investment in existing equipment and provide a path for upgrades. Our new product, the Slingshot 4218, which is currently being evaluated by a number of OEMs and resellers, is based upon the Fibre Channel fabric protocol, or FC-SW and has been designed to fully conform to the Fibre Channel Switch-2, or FC-SW-2 standard, which defines the standard method for fabric services in a multi-switch network.

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

  GADZOOX STRATEGY

     Our objective is to continue to develop and deliver innovative storage network products. Key elements of this strategy include the following:

  Leverage Experience in Storage Area Networks

     We intend to introduce high-quality, cost-effective products and product enhancements to meet the needs of the evolving SAN market. Our engineers have significant technological experience in both storage and networking. Our insight into the potential of Fibre Channel technology stems from the knowledge base of several of our employees who were involved in the establishment of the original Fibre Channel standards. We believe our participation on Fibre Channel and related standards committees, such as the Storage Networking Industry Association (SNIA), the Internet Engineering Task Force (IETF), the National Committee for Information Technology Standards (NCITS), and the Fibre Alliance, will enable us to extend our influence in the Fibre Channel market and into other technologies as they are applied to SANs. We believe this technological expertise has been instrumental in developing our SAN architecture and introducing innovative products and we intend to continue to devote substantial resources to our product development efforts.

     We remain committed to advancing the standardization of SAN capabilities through our participation in industry standards organizations, trade groups and strategic partnerships. For example, we have led the way in the development of SANmark(TM) conformance tests with the Fibre Channel Industry Association. These tests provide a mechanism to verify that devices are conforming to industry standards that Gadzoox is helping to develop, such as the FC-SW-2 standard which is currently out for public review and should be published shortly. We fully employ the standards of the National Committee for Information Technology Standards and other open standards bodies in our Slingshot family of Fibre Channel fabric switch products. Today, our personnel hold elected leadership positions in several industry working groups, including FC-SW-2, SNIA Technical Council and the FCIA SanMark Technical Committee and actively participate in other industry working groups including; FC-MI, T11.3, IPFC and FCIP. These industry working groups are comprised of representatives from various companies within the industry and their objectives include such things as promoting SAN interoperability standards, product technical advancements, product feasibility demonstrations and technical peer reviews. Participation and leadership positions in these groups is important to the Company as it gives the Company increased visability within the industry and helps to demonstrate the Company's expertise and competence in the storage area networking space.

  Develop Products Consistent With SAN Evolution

     Recognizing that SAN architecture was a new storage connectivity paradigm, we targeted our initial product development efforts to the introduction of active hubs as the basic building block of SANs. As SAN architecture began to gain market acceptance, we introduced managed hubs and SAN management software to allow centralized monitoring and control in larger distributed environments. In September 1999, we first commercially shipped the Capellix 3000 chassis switch, designed to provide highly scalable switching capabilities with port counts from 6 ports to 32 ports, without the need to change other elements of the SAN, such as servers and storage devices. In March 2000, we first commercially shipped the Capellix 2000 stackable switch, an 8-port or 11-port switch. In April 2001, we announced the Slingshot 4218, an open standards-based Fibre Channel fabric switch. The Slingshot is currently being evaluated by a number of OEMs and resellers. We expect to begin shipping this product during the quarter ending September 2001. By basing new products on open standards, the need to reengineer systems to accommodate non-standards-compliant products, such as existing Fibre Channel FC-SW products, is diminished. By focusing on developing products consistent with SAN evolution, we believe that we have been a significant factor in the emergence of the SAN market. As SAN architecture gains wider market acceptance, we intend to continue to introduce products designed to enable greater capabilities.

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

     We offer a comprehensive training and marketing support program to our partners through our Gadzoox Associates in Networking, or GAIN, program. We intend to enter into agreements with additional distributors or resellers, both in the United States and abroad, to increase our geographic coverage and address new vertical markets, however, we cannot assure you that we will be successful in these efforts or that our net revenues will increase if we are successful.

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

ATL Products
     (data backup applications)
Compaq Computer Corporation
     (storage management)
Exabyte Corporation
     (data backup applications)
Legato Systems, Inc.
     (data backup application)
Tivoli Systems Incorporated
     (network management)
Microsoft Corporation
     (server clustering and web-based management)
Novell, Incorporated
     (server clustering, network management)
Seagate Technologies, Inc.
     (storage device interface technologies)
Sun Microsystems, Inc.
     (storage management architecture)
Veritas Software Corporation
     (storage management architecture)
Computer Associates
     (data backup application, network management)
Lucent Technologies
     (Fibre Channel -- Internet Protocol standards)

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

     The following product listing summarizes the key features and benefits of our networking products:

HIGH-END HUB
Gibraltar C/XM
                                 First Commercial Shipment:   February 1997
                                 Description:                 Managed hub
                                                              10-port managed hub
                                 Benefits:                    Enables efficient scalability
                                                                for enterprise environments
                                                              Management via Ventana
                                                              Fully FC-AL standards compliant
FC-AL SWITCHES
Capellix 3000
                                 First Commercial Shipment:   September 1999
                                 Description:                 Multi-protocol chassis switch
                                                              Modular chassis-based design
                                                                scalable from 6 ports to 32
                                                                ports
                                                              28-Gigabit-per-second switching
                                                                backplane
                                                              Innovative storage switch
                                                                technology
                                                              Supports multiple Fibre Channel
                                                                and networking protocols
                                                                through protocol plug-in
                                                                modules
                                 Benefits:                    High bandwidth backplane
                                                                enables more effective
                                                                scalability than 8-port or
                                                                16-port switches
                                                              Designed to be integrated
                                                                without reengineering or
                                                                changes to existing devices
                                                              Plug-in modules provide
                                                                configuration flexibility
                                                              Modular hardware and agent
                                                                design offers upgradability
                                                                and extensibility
                                                              Management via Ventana
                                                                communicates with most other
                                                                vendors' commercially
                                                                available hubs and switches,
                                                                fully FC-AL standards
                                                                compliant
Capellix 2000
                                 First Commercial Shipment:   March 2000
                                 Description:                 Stackable 8-port switch extends
                                                                to 11-ports with plug-in
                                                                module

                                 Benefits:                    Plug-in module for port
                                                                expansion
                                                              Modular hardware and agent
                                                                design offers upgradability
                                                                and extensibility
                                                              Management via Ventana
                                                                communicates with most other
                                                                vendors' commercially
                                                                available hubs and switches
FIBRE CHANNEL FABRIC SWITCH
Slingshot 4218
                                 First Commercial Shipment:   Expected quarter ending
                                                                September 2001, announced in
                                                                April 2001
                                                              Currently under evaluation by
                                                                OEMs and resellers
                                 Description:                 18-port Fibre Channel Fabric
                                                                Switch 1 gigabit or 2 gigabit
                                                                speed, auto-negotiated
                                                                port-by-port
                                                              Open standards-based (FC-SW-2)
                                 Benefits:                    18 ports in 1U chassis for high
                                                                density, low footprint
                                                              Enables heterogeneous SAN
                                                                fabrics and interoperability
                                                                with existing 1 gigabit
                                                                devices
                                                              Load sharing trunks to enable
                                                                selectable bandwidth between
                                                                switches
                                                              Management via Ventana SANtools
                                                                FX

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

     The following product listing summarizes the key features and benefits of our management products:

MANAGEMENT SOFTWARE
Ventana SAN Manager and
  Ventana SANtools
                         First Commercial Shipment:   May 1997
                         Description:                 SAN management application monitors,
                                                        detects, isolates and troubleshoots
                                                        faults as they occur
                         Benefits:                    Centralized network and data
                                                        management, enhances data
                                                        availability
                                                      Designed to integrate into enterprise
                                                        platforms such as OpenView(TM),
                                                        Unicenter(R) and Tivoli(TM)

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

     We maintain a two-tier distribution marketing program. Our Gadzoox Associates in Networking, or GAIN, program addresses the SAN market development challenges and opportunities. By providing our partners with a comprehensive set of sales tools and in-depth training in technology, products, interoperability and applications, we believe that we can enhance their ability to identify sales opportunities and deploy solutions. As a result of lower-than-expected net revenues from distribution channel partners, we have taken several actions to improve sell-through at the end-user level, including expanding training and customer service capability and implementing new reseller and distributor programs. In addition to partner development activities, we also actively work on end-user education. With the goal of generating awareness and end-user demand for SAN solutions, we have participated in a number of seminars with partners, such as ATL Products, Inc., Compaq Computer Corporation, Chaparral Network Storage, Inc., Computer Associates International, Inc., Exabyte, Inc., Hewlett-Packard Company, Legato Systems, Inc., Microsoft Corporation, Novell, Inc., Veritas Software Corporation and XIOtech Corporation, Inc. We plan to continue these educational seminars in conjunction with our channel and strategic partners. In addition, during the fiscal year 2001, we launched a SAN Training and Certification program. We cannot assure you that these programs will be effective to increase sales into and through the distribution channel or to increase our net revenues.

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

     As of March 31, 2001, our sales and marketing organization consisted of a total of 67 people, including field sales representatives, systems engineers, applications engineers, product marketing, product management, channel marketing and marketing communications. Our field sales personnel are located in San Jose and Arcadia, California; Austin, Grapevine, Kingwood and Plano, Texas; Dawsonville, Georgia; Rolling Meadows, Illinois; Babylon, New York; Berkshire, England; North Point, Hong Kong and Munich, Germany.

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

  TECHNOLOGY

     We possess considerable experience in a wide variety of technologies, including Fibre Channel technology, local area network and wide area network technologies, routing technologies, core ASIC design, systems design and software design, which we utilize in designing and developing our products.

  Fibre Channel And Other Networking Technologies

     Fibre Channel technology has been adopted by and is being supported by most major computer and storage device manufacturers, including International Business Machines Corporation, Sun Microsystems, Inc., Hewlett-Packard Company, Compaq Computer Corporation, Dell Computer Corporation, Seagate Technology, Inc. and EMC Corporation.

     There are two main industry standards for the Fibre Channel protocol; FC-AL and FC-SW. Based on the cost-effective nature and wide industry deployment of the FC-AL protocol, we elected to base the design of our initial hub and switch products on that standard. As the needs of the market evolve and as more third-party products are developed to interoperate with other protocols, including FC-SW, we plan to introduce products and modular enhancements that support these protocol standards. Fibre Channel standards continue to be enhanced and new industry standards are being developed. We intend to fully employ standards and introduce products and modular enhancements that support new protocol standards in areas such as SCSI technology, Infiniband, Ethernet, Gigabit Ethernet, asynchronous transfer mode (ATM), Fibre Channel FC-SW, DWDM and transmission control protocol/Internet protocol (TCP/IP).

     We believe that knowledge in Fibre Channel technology is critical in achieving and maintaining a leading market position. A number of our engineers have contributed to the development and standardization of Fibre Channel. Based on this experience, we believe we possess insight and understanding with respect to the capabilities and limitations of this technology.

  Core ASIC Design

     We design our own core ASICs and employ personnel with expertise in semiconductor process and design methods. Our proprietary ASICs are manufactured using complementary metal-oxide semiconductor, or CMOS, technologies. We have successfully designed proprietary ASICs with speeds exceeding 1 gigahertz. We discontinued our business relationship with Vitesse Semiconductor, Inc. in December 2000, our previous ASIC supplier, and have formed a strategic and business partnership with LSI Logic Corporation to assist in the design as well as manufacture of our proprietary ASICs. Our CMOS ASIC staff possess experience in ASIC architecture, design and testing.

  System Design

     We employ our own computer aided design (CAD) engineers and design our printed circuit boards, or PCBs. We believe our systems design team has experience in the containment of high-frequency electromagnetic interference, or EMI, which is inherent in high-speed networking devices. We also have expertise in chassis design, including design for manufacturability, testability, usability, reliability and low cost.

  Software

     We employ software engineers with experience in embedded firmware, distributed agents and graphical user interface technologies. The team has experience in programming for several microprocessors and operating environments. We have considerable experience in software implementation to support Fibre Channel protocol standards, such as Fibre Channel Physical Layer, or FC-PH, FC-AL, small computer system interface over Fibre Channel (FCP), Fibre Channel fabric loop attach, or FC-FLA, Fibre Channel general services, or FX-GS, and FC-SW. We have also demonstrated development capabilities in proprietary and standard SAN management protocols.

     Our team also possesses experience in the area of graphical user interface software and network management middleware. We employ personnel with expertise in a variety of application development environments and tools. Our graphical-user interface development efforts focus on the Microsoft Windows family of operating systems, as well as platform-independent applications, through the Java programming environment.

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

     We recognize the need to integrate new and enhanced technologies into our products and to continue to extend the open SAN architecture. Research and development programs that we are currently involved in include 2-gigabit-per-second ASIC cores and transceivers, high availability clustering architectures, SAN management application programming interfaces (APIs), distributed SAN management agents and the integration of SAN, local area network and wide area network technologies. In addition to the development of proprietary core technologies, we plan to continue partnerships with other leading providers of SAN technologies, products and services to jointly develop architectures and industry standards.

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

  INTELLECTUAL PROPERTY

     Our success depends on our proprietary technology. We rely on a combination of patents, trademarks, and trade secrets, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. We currently hold six United States patents with respect to our SAN related technology that expire between 2013 and 2016. We also have five pending patents in the United States with respect to our technology and are seeking patent protection for certain aspects of technology in selected international locations. However, it is possible that patents may not be issued for these applications. All of our software products are copyrighted with our banners and notices. We have been granted registration of two trademarks in the United States. Despite precautions, third parties could copy or otherwise obtain and use our products or technology without authorization or develop similar technology independently. The measures we undertake may not be adequate to protect our proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to our products. There can be no assurances that such precautions we take will prevent misappropriation or infringement of our technology. Failure to protect our intellectual property could materially harm our business.

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

  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers as of June 29, 2001:

NAME                                           AGE                       POSITION
----                                           ---                       --------
Michael Parides(1)...........................  42    President, Chief Executive Officer, and Director
Wayne Rickard................................  42    Senior Vice President, Research and Development
Ronald von Trapp.............................  53    Vice President, Worldwide Sales
David Eichler................................  52    Vice President, Finance and Chief Financial
                                                     Officer
Clark Foy....................................  37    Vice President, Marketing
William Hubbard..............................  57    Vice President, Manufacturing
Steven Dalton................................  42    Vice President, Engineering
Kristin Strout...............................  34    Vice President, Human Resources

---------------

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

ITEM 3.  LEGAL PROCEEDINGS

     On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., Civil Action No. 01-CV-5309-RO, was filed against us, three of our former officers and Credit Suisse First Boston Corporation and BancBoston Robertson Stephens, Inc., two underwriters in our initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of
Section 15 of the Securities Act against the former officers, and violations of
Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5., promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 19, 1999 and December 6, 2000. As of June 18, 2001, various plaintiffs have filed similar actions asserting virtually identical allegations against at least 45 other companies. To date, there have been no significant developments in the litigation. As of June 26, 2001, we have received two substantially identical lawsuits, and anticipate that additional related lawsuits may be brought against us with substantially identical allegations to the Cooper lawsuit. We further anticipate that all such lawsuits will eventually be coordinated or consolidated with one another. We intend to defend the lawsuits vigorously.

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

                                                                 SALE PRICE
                                                              -----------------
                                                               HIGH       LOW
                                                              -------   -------
Fiscal 2002:
  First Quarter.............................................  $ 3.650   $ 1.500
  Second Quarter (through September 27, 2001)...............  $ 3.190   $ 0.840
Fiscal 2001:
  Fourth Quarter............................................  $ 5.062   $ 1.468
  Third Quarter.............................................  $ 6.750   $ 2.093
  Second Quarter............................................  $14.125   $ 6.968
  First Quarter.............................................  $46.750   $13.687
Fiscal 2000
  Fourth Quarter............................................  $72.125   $37.500
  Third Quarter.............................................  $86.625   $43.563
  Second Quarter (from July 20, 1999).......................  $97.125   $53.875

     In May 2001, we sold 5.6 million shares of our common stock to three investors for net proceeds of approximately $14.5 million. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D based upon the representations of each of the investors that it was an "accredited investor" as defined under Regulation D and that it was purchasing such shares without a present view towards a distribution of the shares. In addition, there was no general advertisement conducted in connection with the sale.

     In August 2001, we sold 5.0 million shares of our common stock to three investors for net proceeds of approximately $7.5 million. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D and that it was purchasing such shares without a present view towards a distribution of the shares. In addition, there was no general advertisement conducted in connection with the sale.

     In connection with the May 2001 sale of common stock the Company issued a warrant to purchase 168,000 shares of common stock to its financial advisor for its assistance in the investor search. The warrant is immediately exercisable at $4.14 per share, is nonforfeitable and expires three years from the date of grant.

     In March 2001, we entered into an amendment agreement for a leased facility. In connection with the amendment, we issued to the landlord a warrant to purchase 50,000 shares of our common stock at a price of $3.00 per share. The warrant is immediately exercisable, are nonforfeitable and expire three years from the date of grant.

     Each warrant issuance was exempt from the registration pursuant to Section 4(2) of the Securities Act based upon representation of each of the warrant holders that it was an "accredited investor" as defined under Regulation D and that it would be purchasing such securities without a present view towards a distribution of the securities. In addition, there was no general advertisement conducted in connection with either warrant issuance.

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

                                                                    YEAR ENDED MARCH 31,
                                                     ---------------------------------------------------
                                                       2001       2000       1999       1998      1997
                                                     --------   --------   --------   --------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues.......................................  $ 33,290   $ 47,931   $ 24,821   $  9,811   $   823
Cost of revenues...................................    32,131     26,128     18,638      7,898       483
                                                     --------   --------   --------   --------   -------
  Gross margin.....................................     1,159     21,803      6,183      1,913       340
                                                     --------   --------   --------   --------   -------
Operating expenses:
  Research and development.........................    29,368     18,223     13,928      7,178     2,168
  Sales and marketing..............................    23,982     11,638      5,765      2,974     1,126
  General and administrative.......................     7,992      4,285      1,649      1,774       902
  Amortization of acquired intangible assets.......     3,842         --         --         --        --
  In-process research and development costs........     4,900         --         --         --        --
  Impairment of long lived assets..................    17,829         --         --         --        --
  Restructuring and other expenses.................     2,513         --         --         --        --
  Amortization of deferred compensation............       608      1,285        547         --        --
                                                     --------   --------   --------   --------   -------
    Total operating expenses.......................    91,034     35,431     21,889     11,926     4,196
                                                     --------   --------   --------   --------   -------
Loss from operations...............................   (89,875)   (13,628)   (15,706)   (10,013)   (3,856)
Interest income, net of interest expense...........     2,332      3,267       (226)       373       259
Sale of electronic test equipment rights, net......        --         --         --         --     1,508
                                                     --------   --------   --------   --------   -------
Net loss before cumulative effect of accounting
  change...........................................  $(87,543)  $(10,361)  $(15,932)  $ (9,640)  $(2,089)
Cumulative effect of accounting change.............    (5,300)        --         --         --        --
                                                     --------   --------   --------   --------   -------
Net loss...........................................  $(92,843)  $(10,361)  $(15,932)  $ (9,640)  $(2,089)
                                                     ========   ========   ========   ========   =======

                                                                    YEAR ENDED MARCH 31,
                                                     ---------------------------------------------------
                                                       2001       2000       1999       1998      1997
                                                     --------   --------   --------   --------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic net loss per share before cumulative effect
  of change in accounting principle................  $  (3.13)  $  (0.53)  $  (3.23)  $  (2.41)  $ (0.59)
Cumulative effect of change in accounting
  principle........................................     (0.19)        --         --         --        --
                                                     --------   --------   --------   --------   -------
Basic net loss per share...........................  $  (3.32)  $  (0.53)  $  (3.33)  $  (2.41)  $ (0.59)
                                                     ========   ========   ========   ========   =======
Weighted average shares used in computing basic
  loss per share(1)................................    28,006     19,731      4,789      3,995     3,551
                                                     ========   ========   ========   ========   =======
Pro forma amounts with the change in accounting
  principle related to revenue applied
  retroactively
  Net revenues.....................................       N/A     39,823     24,568      9,811       823
  Net loss.........................................       N/A    (13,169)   (13,169)    (9,640)   (2,089)
  Basic net loss per share.........................       N/A       (.67)      (.67)     (2.41)    (0.59)

                                                                         MARCH 31,
                                                    ----------------------------------------------------
                                                      2001       2000        1999       1998      1997
                                                    --------   ---------   --------   --------   -------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term
  investments.....................................  $ 10,939   $  73,449   $ 12,202   $  4,624   $ 7,067
Working capital...................................    11,785      81,295     15,912      6,385     6,895
Total assets......................................    34,487     103,496     28,598     14,942     8,825
Long-term obligations, less current portion.......       403       1,292     15,057      1,426        16
Total stockholders' equity........................    20,421      86,790      5,659      8,169     7,820

---------------

(1) See Note 2 of Notes to the Financial Statements for an explanation of the determination of the weighted average common and common equivalent shares used to compute net loss per share.

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

     In April 2000, we completed the acquisition of SmartSAN Systems, Inc., a California corporation ("SmartSAN") which was accounted for under the purchase method of accounting. We acquired all of the outstanding shares of SmartSAN by issuing 239,433 shares of common stock and assuming options to purchase 108,376 additional shares (which numbers reflect the effect of the exchange ratio applied to the outstanding SmartSAN shares and stock options at the time of the acquisition). Total consideration was as follows (in thousands):

Value of stock issued and options assumed...................  $23,625
Merger and other related costs paid in cash.................    1,169
                                                              -------
Total consideration.........................................  $24,794
                                                              =======

     The allocation of the total consideration to the fair value of acquired assets and liabilities is as follows (in thousands):

Fair value of net assets acquired and liabilities assumed...  $  (778)
Acquired intangible assets and goodwill.....................   20,672
In-process research and development.........................    4,900
                                                              -------
                                                              $24,794
                                                              =======

     At the time of the acquisition, we allocated approximately $4.9 million of purchased in-process research and development costs. Other acquired intangible assets, including goodwill, developed technology and other intangible assets of approximately $20.7 million are being amortized over their estimated useful lives of five years on a straight-line basis. Gadzoox amortized approximately $3.8 million for fiscal year ended March 31, 2001. In the fourth quarter ended March 31, 2001, we abandoned the Geminix(TM) product line and other technology acquired in the SmartSAN acquisition. As a result of this abandonment, management decided that, based on an updated analysis of the acquisition, remaining goodwill and intangibles, totalling approximately $16.8 million, had become impaired and were written off in the fourth quarter of fiscal 2001.

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

     We depend on a few key customers. In fiscal 2001, approximately 81% of our net revenues came from Hewlett-Packard Company, Compaq Computer Corporation and Bell Microproducts, Inc., with Hewlett-Packard and Compaq Computer each accounting for 10% or more of our net revenues. In fiscal 2000, approximately 72% of our net revenues came from four customers with sales to Hewlett-Packard Company, Compaq Computer Corporation, Bell Microproducts, Inc, and Tokyo Electron Limited each accounting for more than 10% of our net revenues. In fiscal 1999, approximately 84% of our net revenues came from sales to five customers with sales to Hewlett-Packard Company and Compaq Computer Corporation each accounting for more than 10% of our net revenues. While we are seeking to diversify our customer base and expand the portion of our net revenues which are derived from sales through various channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEM customers and distribution channel partners. We may not be successful in our efforts to diversify our customer base.

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

     During the fourth quarter of fiscal 2001, we changed our accounting method for recognizing revenue net of appropriate reserves for sales returns when merchandise is shipped to distributors, to recognize revenue and related gross margin when the product is shipped by the distributor to an end-user. The cumulative effect of this change in accounting policy in fiscal 2001 was an increase in our net loss by $5.3 million. This change in accounting policy was made effective April 1, 2000. We believe this change is preferable as it better recognizes the substance of demand for our products due to changes in the market place during fiscal year 2001, and will accordingly better focus Gadzoox on, and allow investors to better understand, end-user demand trends for its products.

     We continue to record revenue from product sales to OEMs upon shipment and we provide an allowance for product returns based on our management's estimates. Allowances for estimated sales returns are provided at the time of revenue recognition. Our past product return experience may not be indicative of future product return rates.

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

     We currently outsource substantially all of our manufacturing to Sanmina Corporation, a third-party manufacturer. Our agreement with Sanmina Corporation provides for two months of rolling purchase orders and rolling forecasts for the nine months immediately following the purchase order period. Purchase prices are negotiable throughout the three-year contract period. We are liable for materials that Sanmina Corporation purchases on our behalf that we cannot use, cannot be cancelled before receipt or are unique parts otherwise unusable by Sanmina Corporation. The agreement restricts our ability to reschedule orders and allows us to cancel existing orders subject to penalties of up to the total purchase price. Sanmina Corporation provides warranties on workmanship and pass-through warranties on component parts. Sanmina Corporation purchases most of the key components used to manufacture our products. We obtain some of these key components, such as our application specific integrated circuits, or ASICs, from sole sources, and other components, such as power supplies and chassis, from limited sources. If we inaccurately forecast demand for our products, Sanmina Corporation may be unable to provide us with adequate manufacturing capacity. In addition, Sanmina Corporation may not be able to obtain adequate supplies of components to meet our customers' delivery requirements. Alternatively, excess inventories may be accumulated by Sanmina Corporation for our account. In order to reduce the costs of sales, we relocated our manufacturing operations from Sanmina Corporation's manufacturing facility in Santa Clara, California to its manufacturing facility in Guntersville, Alabama during the second half of fiscal 2000. Additionally, we may consider moving the outsourced manufacturing to other new locations or to a new contract manufacturer. These relocations could be time consuming and expensive and there can be no assurance that such moves would not disrupt the manufacturing of our products. Such disruptions could cause us to lose net revenues and damage our customer relationships.

  RESULTS OF OPERATIONS

     The following table sets forth financial data for the fiscal years indicated as a percentage of net revenues:

                                                                YEAR ENDED MARCH 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------    -----    -----
SUMMARY OF OPERATIONS DATA:
Net revenues................................................   100.0%   100.0%   100.0%
Cost of revenues............................................    96.5     54.5     75.1
                                                              ------    -----    -----
Gross margin................................................     3.5     45.5     24.9
                                                              ------    -----    -----
Operating expenses:
Research and development....................................    88.2     38.0     56.1
Sales and marketing.........................................    72.0     24.3     23.2
General and administrative..................................    24.0      8.9      6.7
Amortization of acquired intangible assets..................    11.5       --       --
In-process research and development costs...................    14.7       --       --
Impairment of long lived assets.............................    53.5       --       --
Restructuring and other expenses............................     7.5       --       --
Amortization of deferred compensation.......................     1.8      2.7      2.2
                                                              ------    -----    -----
Total operating expenses....................................   273.5     73.9     88.2
                                                              ------    -----    -----
Loss from operations........................................  (270.0)   (28.4)   (63.3)
Interest income, net of interest expense....................     7.0      6.8     (0.9)
                                                              ------    -----    -----
Net loss before cumulative effect of change in accounting
  principle.................................................  (263.0)   (21.6)   (64.2)
Cumulative effect of change in accounting principle.........   (15.9)      --       --
                                                              ------    -----    -----
Net loss....................................................  (278.9)%  (21.6)%  (64.2)%
                                                              ======    =====    =====

  YEARS ENDED MARCH 31, 2001, 2000 AND 1999

  Net Revenues

     Net revenues declined by $14.6 million to $33.3 million in fiscal 2001, or 30% from $47.9 million in fiscal 2000. The decrease in revenues during fiscal 2001 was primarily due to lower sales of our Gibraltar hub product line due to decreased demand for hub products generally and slower than anticipated adoption of our Capellix switch products. During fiscal 2000, net revenues were $47.9 million, an increase of 93% over fiscal 1999 revenues of $24.8 million. Net revenues for fiscal 2000 and 1999 increased over the respective prior year periods primarily due to a broadening of our product line, additions of new OEM customers and increased sales through distribution channel partners. In fiscal 2000, we began commercial shipments of our Capellix 3000 and Capellix 2000 switch products, however the majority of our net revenues during this period were generated from sales of older hub products. During fiscal 1999 we began selling our Gibraltar 6-port hub and Denali(TM) switch.

     Sales to OEMs during fiscal 2001 represented approximately 81% of our revenue and sales to distributors represented approximately 19% of our revenue, with sales to Hewlett-Packard Company and Compaq Corporation accounting for approximately 75% of our net revenue. Sales to OEMs and distributors during fiscal 2000 represented approximately 59% and 41%, respectively, with sales to Hewlett-Packard Company, Compaq Corporation, Bell Microproducts, Inc and Tokyo Electorn Limited, accounting for approximately 72% of our net revenues. The significant increase in the percentage of our revenue derived from sales to OEMs in fiscal 2001 as compared to fiscal 2000 resulted primarily from our decision to focus on sales to OEM customers. The decision to focus our sales efforts primarily on OEM customers in fiscal 2001 was made because we believe OEM customers will order higher volumes than distributors, sales to OEM customers tend not to be subject to return pressures, we believe we will experience less collectibility issues with respect to our accounts receivables with OEMs, sales to OEMs require less time and effort on the part of our sales force as compared to sales to distributors and sales to OEM customers requires little or no specialized support or training. In fiscal 1999, approximately 67% of our net revenues came from three customers with sales to Hewlett-Packard, Compaq Computer Corporation and Digital Equipment Corporation each accounting for more than 10% of our net revenues.

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

  Gross Margins

     Gross margins decreased in absolute dollars by $20.6 million, or 95%, during fiscal 2001 compared to fiscal 2000. As a percentage of sales, gross margins declined from 45.5% in fiscal 2000 to 3.5% in fiscal 2001. The decrease in gross margin during fiscal 2001 compared to fiscal 2000 was primarily due to:

     - increased reserves for excess and obsolete inventory in fiscal 2000 -- we wrote off approximately $2.5 million of unsellable material and increased our reserves for excess and obsolete inventory by approximately $10.6 million based on the forecasted demand for the next 12 months;

     - production cancellation penalties of $1 million as a result of lower than expected revenues;

     - a change of product mix from sales of hub products to switch products as we decided to focus on selling switch products exclusively beginning in the quarter ended March 31, 2001 -- during fiscal 2001, approximately 26% of our revenue was generated by the sale of our Capellix switch products and approximately 74% from the sale of hub products compared to 25% and 75% in fiscal 2000, respectively; and

     - lower sales volumes to distribution channel partners, for which gross margins are typically higher than OEM customers during fiscal 2001 approximately 19% of our net revenues were derived from sales to distributors and resellers compared with approximately 30% in fiscal 2000.

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

     Research and development expenses increased from $13.9 million in fiscal 1999, to $18.2 million in fiscal 2000, to $29.4 million in fiscal 2001. These increases were primarily due to additional research and development personnel, including the addition of our strategic research and development team and our two ASIC development teams primarily devoted to our development of new products including the Capellix and Slingshot families of switch products. In fiscal 2001 research and development expenses were approximately 88.2% of sales compared to 38.0% in fiscal 2000 and 56.1% in fiscal 1999.

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

     We expect these expenses to increase in absolute dollars as we add personnel to replace the personnel the Company lost due to attrition in fiscal 2001 and as the Company expands its administrative infrastructure to support the other areas of the Company's business.

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

  Amortization Of Acquired Intangible Assets

     In connection with the acquisition of SmartSAN Systems, Inc. ("SmartSAN") in April 2000, we amortized acquired intangible assets, including goodwill, developed technology and other intangible assets of approximately $20.7 million over their estimated useful lives of five years on a straight-line basis. For fiscal 2001, we amortized $3.8 million of goodwill and acquired intangible assets. During the fourth quarter of fiscal 2001, we wrote-off the remaining $16.8 million of goodwill and reported this as a separate line item on its Statement of Operation. See "Restructuring and Impairment Charges."

  In-Process Research And Development Costs

     In connection with the acquisition of SmartSAN, we expensed approximately $4.9 million of in-process research and development costs which represented approximately 20% of the purchase price. This amount represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress has no alternative future uses. Accordingly, these costs were expensed as of the acquisition dated.

     At the acquisition date, SmartSAN was conducting design, development, engineering and testing activities associated the development of next-generation Geminix products: SDM3000, RDM4000, and DDM5000, valued at $800,000, $1.1 million, and $3.0 million, respectively.

     The SDM3000 was a next-generation Fibre Channel to Fibre Channel router; the RDM4000 was being developed as a Fibre Channel to LAN/WAN remote domain manager; and the DDM5000 was scheduled to be the flagship distributed domain manager incorporating advanced storage virtualization. SmartSAN engineers had made significant progress on the projects as of the acquisition date, including design of the overall architecture, and in some cases, much of the development work. However, substantial integration and testing activities remained to develop the technologies into commercially viable products.

     At the acquisition date, the technologies under development were approximately 80%, 65% and 25% complete, based on engineering man-month data and technological progress. SmartSAN had spent approximately $700,000 on the in-progress projects, and expected to spend approximately $2.5 million to complete all phases of the R&D projects. Anticipated completion dates ranged from 2 months for the SDM3000 to 12 months for the DDM5000, at which times we expected to benefit, and generate cashflows, from the developed technologies.

     In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchase in-progress technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cashflows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management's estimates of costs of sales, operating expenses, and income taxes from such projects.

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, discount rates of 40% to 45% were used in the analysis. These discount rates were commensurate with the projects' stage of development and the uncertainties in the economic estimates described above.

  Restructuring And Impairment Charges

     During the fourth quarter of fiscal 2001, we executed our plan to focus more resources on the development of open-fabric switch technology products and to restructure our business operations. This resulted in the termination and abandonment of the Axxess(TM) and Geminix product lines, reduction of personnel and consolidation of all San Jose, California operations in one building. In connection with this restructuring, we recorded expenses of approximately $2.5 million and an additional expense of $17.8 million relating to the impairment of long term assets, primarily relating to the write-off of the remaining goodwill and acquired intangible assets that resulted from the SmartSAN acquisition which was completed in April 2000. After completing the SmartSAN acquisition, we realized that the IP router market was extremely competitive and would require significant additional funding to develop products and provide support. In March 2001, we changed our product strategy and refocused our efforts exclusively on the higher margin, open fabric switch market. Consequently, the product lines and technologies acquired in the SmartSAN acquisition were abandoned because they did not support open-fabric switch technology. As a result of this writedown of goodwill and acquired intangibles related to the Axxess and Geminix product lines, we eliminated approximately $350,000 of goodwill amortization in fiscal 2001.

     In the quarter ended September 30, 2000, we noted that our inventory balance began to increase. During the same quarter we implemented a policy to create a reserve for inventory items considered to be excess or obsolete. Excess inventory is any inventory at a given balance sheet reporting date in excess of anticipated 12 month demand. In the quarters ended September 30, 2000, December 31, 2000 and March 31, 2001, we recorded additional inventory reserves of $6.8 million, $1.5 million and $2.3 million, respectively, for excess and obsolete inventory. These reserves were primarily related to our excess Capellix 3000 and hub products. During fiscal 2001, we scrapped approximately $2.5 million of inventory that had been reserved as excess or obsolete inventory. In addition, because of a deterioration in general economic conditions and, in particular, problems experienced by our distributors, in fiscal 2001 we wrote off approximately $400,000 of uncollectible accounts receivable and increased our reserve for doubtful accounts be approximately $200,000. See Note 9 of the Notes to the Financial Statements.

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

     In fiscal 2000, we used $13.6 million in cash for operating needs, a decrease of 13% from $15.7 million used in fiscal 1999. This decrease was primarily due to a decrease in our net loss from $15.9 million in fiscal 1999 to $10.4 million in fiscal 2000. The $4.0 million net increase in inventory was primarily the result of slower than anticipated demand for our Capellix switch products. The $11.2 million decrease in accounts receivable net is a result of lower revenues and improved collection efforts. We have recorded a reserve for doubtful accounts receivable as of March 31, 2001 and we expect to collect the net accounts receivable amount recorded in our books on March 31, 2001.

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

     On June 28, 2001, we entered into an equity line financing agreement, or Equity Line, with Societe Generale pursuant to which we have the right to elect to sell and Societe Generale has the obligation to purchase up to $20 million of our common stock over a two year period ending June 28, 2003. In addition, under the terms of an agreement entered into with a placement agent we engaged in connection with the equity line, we are obligated to pay a fee to the placement agent equal to 2% of the funds we draw down under this equity line. Pursuant to the terms of the Equity Line, we, from time to time, during the two year period beginning on June 28, 2001, can elect to sell (which election is referred to as a draw down) a specific dollar amount of its common stock based upon the price and trading volume of its common stock during the thirty trading days prior to a draw down. The price per share and the actual number of shares sold by the us pursuant to each draw down will be determined by the price and volume of trading in the Company's common stock during the five trading days following the day that we notify Societe Generale of the draw down, provided that in no event will the price per share be less than the higher of $1.00 and the price set by us in our notice of election to make a draw upon the equity line. Under the terms of the Equity Line Agreement, we are obligated to sell at least $5.0 million of common stock to Societe Generale or pay a penalty equal to 6% of any portion of such $5.0 million minimum obligation which is not sold by us. We cannot sell more than 6,812,400 shares of common stock pursuant to the Equity Line without first obtaining stockholder approval.

     We are also obligated in connection with the Equity Line to file a registration statement registering the sale by Societe Generale of any shares sold by the Company. If this registration statement is not declared effective within 180 days of June 28, 2001, then Societe Generale shall have the right to terminate the Equity Line, in which event the Company shall be obligated to pay the penalty described above.

     The terms of the Equity Line limit our ability to draw down funds under this financing line. These limitations include, but are not limited to, the following, (i) the requirement that the price per share of the our Common Stock remain higher than a specified minimum price during the five trading days following the Company's election to draw upon the Equity Line, (ii) the absence of any material adverse change in the business or financial condition of the Company, (iii) the continued effectiveness of the registration statement covering the sale of shares by Societe Generale and the absence of any material omission or misstatement from the then current prospectus relating to the registration statement and (iv) the delivery of certain letters and reports from the Company's counsel and accountants. As a consequence, we may not be able to draw down a sufficient amount of funds under the equity line to fund our operations and, based on current market conditions and our stock price, we will, in all likelihood, need to raise additional funds. Assuming we attempted to draw down funds and delivered such draw down notice to SG on September 5, 2001, based on the $1.46 average volume weighted average price of our common stock for the five trading days preceding September 5, 2001 and the 214,000 assumed average daily trading volume of our shares during the 30 trading days preceding September 5, 2001, based on the limitations on our ability to draw down funds under the equity line we would not be able to draw any funds under the equity line.

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

     In March 2000, FASB issued Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 addresses the application of APB No. 25 to clarify, among other issues: (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company's adoption of FIN 44 did not have a material impact on the Company's financial position or results of operation.

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

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

  WE HAVE INCURRED NET LOSSES IN EVERY FISCAL QUARTER SINCE OUR INCEPTION IN 1992 AND WE MAY NEVER BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

     We have incurred net losses in every fiscal quarter since our inception in 1992, most recently a net loss of $9.4 million in our quarter ended June 30, 2001. We incurred a net loss in fiscal 2001 of $92.8 million and we had an accumulated deficit of $141.7 million as of June 30, 2001. If we are unable to increase revenue so that we achieve profitability, our operating results will suffer and the price of our common stock may fall. We expect to incur significant product development, sales and marketing and general and administrative expenses as we focus our business on the design, development, manufacturing and sales of fibre channel switching products, in particular our two-gigabit Slingshot product line. Our first Slingshot product only became commercially available in July 2001. Because we have switched the focus of our business to our switch products and continue to phase out our Gibralter hub product line, we do not expect to generate substantial revenue in the future from the sales of our hub products. In fiscal 2001, of our $33.3 million in total revenue, $24.6 million, or 74%, was attributable to sales of our Gibralter hub products, and only $8.7 million, or 26%, derived from sales of our switch products. In the quarter ended June 30, 2001, of our $6.6 million in revenue, $4.1 million, or 62%, was attributable to sales of our switch products and $2.5 million, or 38%, was attributable to our Gibralter hub products. To date, all of our revenue from sales of our switch products have been attributable to our Capellix product line. Our future operating results will depend on many factors, including the growth of the fibre channel switching market and market acceptance of our new switching products. We may never be able to achieve or sustain profitability.

  WE HAVE LIMITED WORKING CAPITAL AND WE WILL NEED TO RAISE ADDITIONAL FINANCING TO SUSTAIN OUR BUSINESS.

     We had only $16.6 million in working capital available as of June 30, 2001. We raised an additional $7.5 million from the sale of 5,000,000 shares of our Common Stock in August 2001 in a private placement transaction. We have never been profitable and we used $51.0 million of cash for operating activities in fiscal 2001, and $6.9 million for our quarter ended June 30, 2001. If we are unable to raise additional financing or if sales of our storage area network products are lower than we expect, we may be unable to sustain our business. Additional financing may not be available to us when and as required on commercially reasonable terms, if at all. In the event we are able to obtain additional financing, the issuance of equity or equity-related securities will dilute the ownership interest of our existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our business. Issuance of debt securities could also impair our financial condition and interest payments could have an adverse effect on our results of operation. If we are unable to raise additional capital or if sales from our switching products are lower than expected, we will be required to make a significant reduction in operating expenses and capital expenditures in fiscal 2002 to ensure that we will have adequate cash reserves to fund operations through the end of fiscal 2002 and beyond. Additionally, we would be required to explore strategic alternatives, which may include a merger, asset sale or another comparable transaction or form a joint venture with a strategic partner or partners to provide additional capital resources to fund operations. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business or face bankruptcy.

  WE MAY NOT BE ABLE TO DRAW DOWN A SUFFICIENT AMOUNT OF FUNDS UNDER OUR EQUITY LINE FINANCING ARRANGEMENT TO FUND OUR OPERATIONS.

     The terms of our equity line financing agreement with Societe Generale, or SG, limit our ability to draw down funds under this financing line. As a consequence, we may not be able to draw down a sufficient amount of funds under the equity line to fund our operations and we will, in all likelihood, need to raise additional funds. On June 28, 2001, we entered into an equity line with SG pursuant to which we have the right to sell to SG, and SG has the obligation to purchase, up to $20 million of our common stock over a two year period ending June 28, 2003. In addition, under the terms of an agreement entered into with a placement agent we engaged in connection with the equity line, we are obligated to pay a fee to the placement agent equal to 2% of the funds we draw down under this equity line. Under our equity line with SG, we can elect to sell a specific dollar amount of our common stock based upon the price and trading volume of our common stock during the 30 trading days prior to a draw down. Assuming the Company attempted to draw down funds and delivered such draw down notice to SG on September 5, 2001, based on the $1.46 average volume weighted average price of our common stock for the five trading days preceding September 5, 2001 and the 214,000 assumed average daily trading volume of our shares during the 30 trading days preceding September 5, 2001, we would not be able to draw any funds under the equity line because of limitations on our ability to draw down funds under the equity line. Because our right to sell shares under the equity line agreement is subject to a number of conditions we may not be able to sell our shares of common stock under the equity line agreement when we wish or need. Consequently, we may not be able to raise sufficient capital under the equity line to fund our operations. Also, under the terms of the equity line agreement, we are obligated to sell at least $5.0 million of common stock to Societe Generale or pay a penalty equal to 6% of any portion of such $5.0 million minimum obligation which is not sold by us. We also cannot sell more than 6,812,400 shares of common stock pursuant to the equity line financing agreement without first obtaining stockholder approval. We are also obligated in connection with the Equity Line to file a registration statement registering the sale by SG of any shares sold by the Company. If this registration statement is not declared effective within 180 days of June 28, 2001, then SG shall have the right to terminate the Equity Line, in which event we shall be obligated to pay the penalty described above.

  IF WE DRAW DOWN UNDER OUR EQUITY LINE FINANCING ARRANGEMENT WITH SG, OUR STOCKHOLDERS WILL BE DILUTED, POTENTIALLY SUBSTANTIALLY, AND OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

     Under the terms of our equity line with SG, the shares of our common stock that we sell to SG under the equity line will be sold at a discount to the market price for our common stock. SG's resale to the public of the shares it purchases under the equity line may result in an immediate and significant drop in our stock price. In addition, our use of the equity line for financing will result in dilution to our stockholders, which may be substantial.

  IF WE ARE UNABLE TO RAISE ADDITIONAL FINANCING, IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES, AND IF OUR TRADING PRICE DECLINES, WE MAY NOT BE ABLE TO CONTINUE TO MEETING THE CONTINUED LISTING CRITERIA FOR THE NASDAQ NATIONAL MARKET, WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

     If we were unable to continue to list our common stock for trading on The Nasdaq National Market, this would materially adversely affect business, including, among other things:

     - our ability to raise additional financing to fund our operations;

     - our ability to attract and retain customers and distributors; and

     - our ability to attract and retain personnel, including management personnel.

     In addition, if we were unable to list our common stock for trading on The Nasdaq National Market, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols. If institutional shareholders liquidated their holdings in our common stock and/or did not continue to make investments in our common stock, this would decrease the trading volume of our shares and would likely result in a lower price for our common stock.

     Continued listing on The Nasdaq National Market requires, among other things, that we have stockholders' equity in excess of $10.0 million. As of June 30, 2001, our stockholders' equity was $11.4 million and we expect to incur losses in the quarter ending September 30, 2001. If we fail to meet the $10.0 million stockholders' equity requirement, we can meet the Nasdaq National Market listing standard so long as our net tangible assets exceed $4.0 million. As of June 30, 2001, our net tangible assets were approximately $11.4 million. Note that if the SEC declares a registration statement relating to the resale of shares of our common stock sold in private placements completed in May 2001 and August 2001, effective, our stockholders' equity and net tangible assets will increase by approximately $21.6 million. Furthermore, continued listing on the Nasdaq National Market requires that the minimum bid price of our common stock exceed $1.00. If the minimum bid price of our common stock is below the $1.00 threshold for 30 consecutive days, we will not meet The Nasdaq National Market continued listing requirement. The closing sales price of our Common Stock as of September 27, 2001 as reported by The Nasdaq National Market was $1.00.

     In addition to the potential material adverse affects to our business in the event our common stock was no longer listed for trading on the Nasdaq National Market, we would not be able to draw down any funds under our equity line with SG.

  WE MAY NOT BE ABLE TO REDUCE OUR OPERATING EXPENSES SUFFICIENTLY TO REDUCE OUR NET LOSSES AND SUSTAIN OUR BUSINESS. THIS MAY IMPAIR OUR ABILITY TO ATTRACT ADDITIONAL FINANCING.

     We incurred $91.0 million in operating expenses in fiscal 2001, and $12.6 million in the quarter ended June 30, 2001. We may not be able to reduce our operating expenses sufficiently to reduce our net losses which were $92.8 million in fiscal 2001 and $9.4 million in the quarter ended June 30, 2001. In March 2001, we implemented a reduction of force decreasing our headcount by 27 employees. In August 2001, we implemented a second reduction of force decreasing our headcount by an additional 16 employees. We are also attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. In addition, cost-cutting measures could include additional reductions in force. If we are unable to reduce our operating expenses sufficiently, we may not be able to reduce our net losses or sustain our business. This may impair our ability to attract additional financing on commercially reasonable terms or at all.

  WE ONLY RECENTLY BEGAN SELLING FIBRE CHANNEL SWITCH PRODUCTS AND OUR ABILITY TO SUCCESSFULLY SELL OUR CAPELLIX AND SLINGSHOT SWITCH PRODUCTS IS DIFFICULT TO EVALUATE. CONSEQUENTLY, OUR OPERATING RESULTS WILL BE DIFFICULT TO FORECAST.

     In the quarter ended March 31, 2001, we decided to focus our business on selling fibre channel switch products, a segment of the storage area network market that we have not historically competed in. In fiscal 2001, of our $33.3 million in total revenue, $24.6 million, or 74%, was attributable to sales of our Gibraltar hub products and only $8.7 million, or 26% of our total revenue, derived from sales of our switch products. In the quarter ended June 30, 2001, the first quarter after we decided to concentrate on the switch storage area network market, of our $6.6 million in revenue, $4.1 million, or 62%, was attributable to our Capellix switch products and $2.5 million, or 38%, was attributable to our Gibralter hub products. We plan to phase out our Gibralter hub product line and focus on our switch products. We only began selling our Capellix switch products in September 1999 and we expect much of our future revenue to come from sales of our two-gigabit Slingshot products, the first of which only became commercially available only in July 2001.

     Because we do not have a substantial history in selling switch products and because of the rapidly evolving nature of the storage area network market generally, there is limited financial and operating data with which to evaluate our performance and prospects. Further, we plan our operating expenses based primarily on our revenue projections. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. The revenue and income potential of our switch products is unproven and our historical performance is not likely to be indicative of future performance. If we do not achieve our expected revenue growth, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline. We may not be able to successfully penetrate the market for storage area network switch products, attract and retain original equipment manufacturer customers and distributors for these products or achieve or sustain profitability. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face as a company that is focusing its business on selling products in a segment of the market different from its historical operations, a market segment that is rapidly evolving and intensely competitive. We also expect sales of our switch products to have lower margins, at least for the foreseeable future, than we have recently experienced with our hub products. We have been able to increase our margins on sales of our hub products as our costs to produce these products have decreased over time. In order to compete in the switch market we have had to reduce prices while our costs to manufacture these products have remained fixed.

  IF WE ARE UNABLE TO SUCCESSFULLY MARKET AND SELL OUR SWITCH PRODUCTS, OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS WILL BE SIGNIFICANTLY REDUCED AND OUR STOCK PRICE WILL LIKELY DECLINE.

     If we are unable to successfully penetrate the fibre channel switch market, our revenue will continue to decline, our net losses will increase, we will need to raise additional funding and we may not be able to sustain our business. In the quarter ended June 30, 2001, the first quarter after we decided to focus our business on selling our switch products, we recorded $6.6 million in total revenue compared to $10.9 million in total revenue from the quarter ended June 30, 2000, a decrease of 39%. The quarter ending September 30, 2001 will be our first quarter during which we have our two-gigabit Slingshot switch product available. We do not have significant experience in developing, marketing, selling and supporting switch products. In contrast, many of our competitors do have this experience and many of our competitors have significantly greater financial, technical, marketing and administrative resources than we do. In addition, many of these competitors have pre-existing relationships with the primary original equipment manufacturers that we expect to sell our switch products to. Other factors that may affect the market acceptance of our switch products, many of which are beyond our control, include the following:

     - growth and changing requirements of the storage area networks product markets;

     - availability, price, quality and performance of competing products and technologies;

     - performance, quality, price and total cost of ownership of our products; and

     - successful development of our relationships with existing and potential original equipment manufacturing customers and distribution channel partners.

     We may not be able to compete successfully in the market for fibre channel switch storage area network products. Original equipment manufactures and other distribution partners may not adopt our Slingshot and Capellix switch products, and even if they do, we may not be able to generate significant revenue from the sale of these products to sustain our business.

  WE DEPEND ON SALES OF OUR STORAGE AREA NETWORK PRODUCTS TO A FEW KEY ORIGINAL EQUIPMENT MANUFACTURER CUSTOMERS TO GENERATE SUBSTANTIALLY ALL OF OUR REVENUE. IF WE WERE TO LOSE ANY OF THESE CUSTOMERS OR SALES OF OUR PRODUCTS TO ANY OF THESE CUSTOMERS WERE TO DECREASE SIGNIFICANTLY, OUR OPERATING RESULTS WOULD SUFFER AND OUR ABILITY TO SUSTAIN OUR BUSINESS COULD BE SIGNIFICANTLY IMPAIRED.

     We depend on a few key original equipment manufacturer customers for substantially all of our revenue. In the quarter ended June 30, 2001, of our $6.6 million in total revenue, $3.0 million or 45% was due to sales to Hewlett-Packard and $1.9 million or 29% was due to sales to Compaq. In fiscal 2001, of our $33.3 million in total revenue, $14.1 million or 42% was due to sales to Hewlett-Packard and $11.1 million or 33% was due to sales to Compaq. In fiscal 2000, of our $47.9 million in total revenue, $14.1 million or 29% was due to sales to Hewlett-Packard, $8.1 million or 17% was due to sales to Compaq, $15.8 million or 33% was due to sales to Bell Microproducts and $5.8 million or 12% was due to sales to Tokyo Electron. The primary reason for the decline is revenue for each of our primary original equipment manufacturer customers in fiscal 2001 as compared to fiscal 2000 was attributable to decreased demand for our hub products and slower than anticipated adoption of our Capellix fibre channel switch products.

     Although we intend to expand our original equipment manufacturer customer base, we anticipate that our operating results will continue to depend on sales to a relatively small number of original equipment manufacturers. We also expect that our decision to focus on sales of switching products will not change our historical pattern of selling only to a relatively small number of original equipment manufacturers. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our expected future revenue. Our agreements with our customers do not provide any assurance of future sales to those customers. For example:

     - our original equipment manufacturer and reseller agreements are not exclusive and contain no renewal obligation;

     - our original equipment manufacturers and resellers can stop purchasing and marketing our products at any time; and

     - our original equipment manufacturer and reseller agreements do not require minimum purchases.

     We cannot be certain that we will retain our current original equipment manufacturer customers or that we will be able to recruit additional or replacement customers. Many of our original equipment manufacturers carry or utilize competing product lines. If we were to lose one or more original equipment manufacturers to a competitor, our business, results of operations and financial condition could be significantly materially adversely affected and our ability to sustain our business could be significantly impaired.

  IF WE ARE UNABLE TO INCREASE SALES OF OUR STORAGE AREA NETWORKS PRODUCTS THROUGH OUR DISTRIBUTION CHANNEL PARTNERS AND RESELLERS, OUR OPERATING RESULTS WILL SUFFER.

     Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through original equipment manufacturers, distribution partners and resellers. We believe that expanding our sales through distribution partners and resellers is an important part of our strategy to increase sales of our switch products. Our failure to execute this strategy successfully could limit our ability to grow or sustain revenue. During fiscal 2001, approximately $6.3 million, or 19%, of our revenue was derived from sales to distribution partners and resellers. In the quarter ended June 30, 2001, approximately $1.8 million, or 27%, of our revenue was derived through these channels. As we attempt to expand our sales to distribution partners and resellers, we may increase our selling costs, as these parties generally require a higher level of customer support than our original equipment manufacturers. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Even where we are successful in establishing a distribution or reseller relationships, our agreements with the third party will likely not be exclusive, and as a result, many of our distribution partners and resellers will carry competing product lines. We believe that distribution partners and resellers are extremely important influencers of end-user customer purchase decisions. Our distribution partners and resellers may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our failure to successfully develop or manage our relationships with distribution partners and resellers could materially adversely affect our operating results.

     Historically, we have experienced difficulties in selling our products through distribution partners as compared to original equipment manufacturing customers. Our original equipment manufacturing customers have demonstrated the ability to resell our storage area network products due, in part, to the length of time they have been involved in this marketplace and the strength of their internal technical, sales and marketing structures. Our distribution channel partners have participated in this market for a shorter period of time and often do not typically have fully trained technical, sales and marketing staffs. As a result, they are not as well positioned as our original equipment manufacturers to sell our products effectively. We may never be able to increase the sales of our products through distribution partners and resellers. If we are unable to effectively sell our products through our distribution channel partners and resellers, our net revenues may continue to decline and our business would be harmed.

  THE LENGTHY PROCESS REQUIRED TO MAKE SALES TO OR DEVELOP RELATIONSHIPS WITH ORIGINAL EQUIPMENT MANUFACTURERS AND DISTRIBUTION PARTNERS MAY IMPEDE OUR ABILITY TO INCREASE SALES OF OUR PRODUCTS.

     We rely on original equipment manufacturers and distribution channel partners to distribute and sell our products. As a result, our success is dependant on our ability to initiate, manage and expand our relationships with significant original equipment manufacturers and our ability to attract distribution channel partners that are able and willing to sell our products, as well as the sales efforts of these original equipment manufacturers and distribution channel partners. Our original equipment manufacturer customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new technologies, including our products. Based on our experience with our larger original equipment manufacturer customers, this evaluation process is lengthy and has historically been as long as nine months. During the slowdown of the U.S. economy in general and the market for storage area network products, in particular, in 2000 and the first-half of 2001, the sales process has lengthened to some extent, in some cases as long as 12 months. Our sales process is complex and requires significant sales, marketing and management efforts on our part. The complexity of this process increases if we must qualify our products with multiple customers at the same time. In addition, once our products have been qualified, the length of the sales cycle of each of our original equipment manufacturers may vary depending upon whether our products are being bundled with another product or are being sold as an option or add-on. Sales to distribution channel partners may also require lengthy sales and marketing cycles. Additionally, to increase sales through the distribution channel, we have made significant investments in activities designed to improve sell-through at the end-user level and we may never see significant revenue resulting from these efforts. Any delay in the sales cycle could have an adverse effect on our operating results and financial condition.

  OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE IF OUR RESULTS FAIL TO MEET INVESTORS' AND ANALYSTS' EXPECTATIONS.

     We have experienced, and expect to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. During the past three years, our operating results have varied significantly. Additionally, we began focussing our business on selling our switch products, which has not traditionally been our core business, only in the first half of calendar 2001, and we expect that our operating results may vary significantly in the future as we attempt to penetrate this market segment. Our quarterly and annual operating results are likely to continue to vary significantly in the future due to a number of factors, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and operating results to fluctuate include the following:

     - fluctuations in demand for our products and services, particularly orders from original equipment manufacturers;

     - changes in general economic conditions and specific economic conditions in the computer storage and networking industry;

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

     - the rate of adoption of storage area networks as an alternative to existing data storage and management systems;

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

     Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future periods, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may decline.

  OUR ORIGINAL EQUIPMENT MANUFACTURERS HAVE UNPREDICTABLE ORDER PATTERNS, WHICH MAY CAUSE OUR REVENUE TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER

     Our original equipment manufacturer customers tend to order sporadically, and their purchases can vary significantly from quarter to quarter. Our original equipment manufacturers generally forecast expected purchases in advance, but frequently do not order as expected and tend to place purchase orders only shortly before the scheduled delivery date. We plan our operating expenses based in part on revenue projections derived from our original equipment manufacturers' forecasts. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. These order habits may cause our backlog to fluctuate significantly. Moreover, our backlog is not necessarily indicative of actual sales for any succeeding period, as orders are subject to cancellation or delay by our original equipment manufacturers with limited or no penalty. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. In the past, customers have unexpectedly reduced or cancelled orders for our products. In July 1998, Digital Equipment cancelled orders for our Bitstrip product, and in December 1998 Hewlett-Packard unexpectedly reduced orders for our Gibraltar 10-port product. More recently, in 2000 and the first-half of 2001, orders for our products by original equipment manufacturers has declined significantly due to a decline in sell-through to end-user customers. We expect that given the overall weak general economic condition and the weakness in the market for storage area network products in particular, our customers may continue to be slow to place orders for our products.

RISKS RELATED TO OUR INDUSTRY

  THE STORAGE AREA NETWORK MARKET IN WHICH WE COMPETE IS RELATIVELY NEW AND STILL EVOLVING, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

     Fibre channel-based storage area networks were first deployed in 1997. As a result, the market for storage area network and related storage router products has only recently begun to develop and continues to rapidly evolve. Because this market is new, it is difficult to predict its potential size or future growth rate. Our products are used exclusively in storage area networks. Accordingly, widespread adoption of storage area networks as an integral part of data-intensive enterprise computing environments is critical to our future success. Most of the organizations that potentially may purchase our products from our original equipment manufacturer customers have invested substantial resources in their existing computing and data storage systems and, as a result, potential end-user customers may be reluctant or slow to adopt a new approach, like storage area networks. Storage area networks are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a storage area network to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy storage area networks. The speed at which customers adopt current and new products for storage area networks is highly unpredictable. Our success in generating net revenues in this emerging market will depend on, among other things, our ability to:

     - educate potential original equipment manufacturers, distribution channel partners and end-users about the benefits of storage area networks switch technology;

     - maintain and enhance our relationships with leading original equipment manufacturers customers and channel partners;

     - predict and base our products on standards which ultimately become industry standards; and

     - predict and deliver new and innovative products demanded by the storage area marketplace.

  OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

     Our future success depends upon our ability to address the rapidly evolving storage area networks market, including changes in relevant industry standards and the changing needs of our customers by developing and introducing high-quality, technologically-progressive, cost-effective products, product enhancements and services on a timely basis. For example, the technology being deployed today in most storage area networks products is FC-AL or FC-SW. During fiscal 2001, the development of competing technologies such as Ethernet IP has been discussed by the technical community. If we are unable to design, develop and manufacture products that anticipate or incorporate new technologies that are used in storage area networks in a timely manner and efficiently utilize such new technologies in our product developments, the demand for our current products may decrease significantly, which would harm our operating results.

  OUR OPERATING RESULTS MAY SUFFER BECAUSE THE COMPETITION IN THE STORAGE AREA NETWORKS MARKET IS INTENSE. WE ALSO FACE SIGNIFICANT COMPETITION FROM DATA NETWORKING COMPANIES AND ENTERPRISE SOFTWARE DEVELOPERS.

     Competition in the storage area network market is intense. In addition, the adoption of new technology in the our market likely will intensify the competition for improved storage area network products. In the storage area networks switch market, our current competitors include Brocade, McData, QLogic and Vixel. In the storage area networks hub market, our competitors include Emulex and Vixel. In addition to these companies, we expect new storage area networks competitors to emerge. In the future, we may also compete against data networking companies which may develop storage area networks products. Furthermore, although we currently offer products that complement the software products offered by Legato and Veritas, they and other enterprise software developers may in the future compete with us. We also compete with providers of data storage solutions that employ traditional storage technologies, including small computer system interface-based technology such as Adaptec, LSI Logic and QLogic. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition.

     Many of our current and potential competitors, in comparison to us, have:

     - longer operating histories;

     - greater name recognition;

     - greater financial resources;

     - larger customer bases;

     - more established distribution channels; and

     - significantly greater financial, technical, sales, marketing, manufacturing and other resources.

     Moreover, our competitors may foresee the course of market developments more accurately and could in the future develop new technologies that compete with our products or even render our products obsolete.

     Increased competition could also result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or sustain market acceptance. In addition, we have limited experience competing in the market for storage area network switch products as we only began selling our Capellix switch products in September 1999 and our first Slingshot switch product became commercially available only in July 2001.

  IF WE CANNOT INCREASE OUR SALES VOLUMES, REDUCE OUR COSTS OR INTRODUCE HIGHER MARGIN PRODUCTS TO OFFSET REDUCTIONS IN THE AVERAGE UNIT PRICE OF OUR PRODUCTS, OUR OPERATING RESULTS WILL SUFFER.

     We anticipate that as products in the storage area market become more commoditized, the average unit price of our products will continue to decline in the future in response to changes in product mix, competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net revenue will decline. In addition, to maintain our gross margins, we must continue to reduce the manufacturing cost of our products. Further, as average unit prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our business could be seriously harmed, particularly if the average selling price of our products decreases significantly.

  DELAYS IN PRODUCT DEVELOPMENT COULD ADVERSELY AFFECT OUR BUSINESS.

     We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on our business, results of operations and financial condition. Prior delays have resulted from numerous factors, such as:

     - Changing original equipment manufacturer product specifications;

     - Difficulties in hiring and retaining necessary personnel;

     - Difficulties in reallocating engineering resources and other resource limitations;

     - Changing market or competitive product requirements;

     - Unanticipated engineering complexity; and

     - Undetected errors or failures in software and hardware.

     Our operating results will be materially adversely affected if we fail to timely develop product enhancements, if we fail to introduce new products, or if any new products or product enhancements that we develop and introduce are not broadly accepted. In addition, we must successfully manage the introduction of new or enhanced products to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet our customers' demands.

  IF WE CANNOT DEVELOP PRODUCTS THAT ARE COMPATIBLE WITH THESE EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, OUR ABILITY TO SELL OUR PRODUCTS WILL BE MATERIALLY ADVERSELY AFFECTED.

     Our products must comply with industry standards. For example, in the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission. Internationally, our products are also required to comply with standards established by authorities in various countries. Any new products and product enhancements that we introduce in the future must also meet industry standards at the time they are introduced. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business. Our products comprise only a part of the entire storage area networks market. All components of the storage area networks must comply with the same standards in order to operate efficiently together. We depend on companies that provide other components of the storage area networks to support the industry standards as they evolve. Many of these companies are significantly larger and more influential in effecting industry standards than we are. Some industry standards may not be widely adopted or they may not be implemented uniformly, and competing standards may emerge that may be preferred by original equipment manufacturer customers or end users. If other companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could suffer.

  IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, OUR ABILITY TO COMPETE IN THE STORAGE AREA NETWORK MARKET WOULD BE MATERIALLY ADVERSELY AFFECTED.

     Our products rely on proprietary technology and will likely continue to rely on technological advancements for market acceptance and the protection of our intellectual property rights is critical to the success of our business. To protect our intellectual property rights, we rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure. We currently hold six patents which expire between 2013 and 2016, and have five patent applications pending, in the United States with respect to our storage area network technology and are also seeking patent protection for our technology in selected international locations. The patents for our pending patent applications may never be issued. In addition, with respect to our current patents and any patent applications that are approved in the future, these patents may not provide sufficiently broad protection or they may not prove enforceable in actions against alleged infringement. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to, and distribution of, our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If we are unable to protect our intellectual property from infringement, other companies may be able to use our intellectual property to offer competitive products at lower prices.

  WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, AND EFFORTS TO PROTECT IT MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION WHICH WOULD SERIOUSLY HARM OUR BUSINESS.

     We rely heavily on our intellectual property, and efforts to protect it may cause us to become involved in costly and lengthy litigation which would seriously harm our business. Although we are not currently involved in any intellectual property litigation, we may be a party to intellectual property litigation in the future either to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting litigation could subject us to significant liability for damages and could cause our proprietary rights to be invalidated. Litigation, regardless of the merits of the claim or outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

     - stop using the challenged intellectual property or selling our products or services that incorporate it;

     - obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which license may not be available on commercially reasonable terms, if at all; and

     - redesign those products or services that are based on or incorporate the challenged intellectual property.

     If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our products, our net revenues would be substantially reduced and we may be unable to sustain our business.

RISKS ASSOCIATED WITH MANUFACTURING OUR PRODUCTS

  WE ARE DEPENDENT ON OUR MANUFACTURING RELATIONSHIP WITH SANMINA TO MANUFACTURE OUR STORAGE AREA NETWORK PRODUCTS. IF WE ARE UNABLE THROUGH OUR RELATIONSHIP WITH SANMINA, OR OTHERWISE, TO DEVELOP AND MAINTAIN MANUFACTURING CAPABILITIES THAT ENABLE US TO MEET OUR CUSTOMERS' REQUIREMENTS, OUR BUSINESS AND PROSPECTS WILL BE MATERIALLY ADVERSELY AFFECTED.

     We have limited internal manufacturing capabilities and have entered into a manufacturing relationship with Sanmina to manufacture our storage area networking products. Our ability to manufacture and deliver our products is dependent on our relationship with Sanmina and our ability to, together with Sanmina, develop manufacturing processes that will allow us to produce sufficient quantities of products at competitive prices. We only have limited means to internally manufacture our products and do not have alternate outsourcing relationship with other contract manufacturers that will enable us to meet our manufacturing requirements. While we are attempting to identify and enter into a relationship with alternative manufacturers, identifying and entering into an agreement with a new manufacturer and establishing manufacturing processes is time-consuming and if we were to experience difficulties with our manufacturing relationship with Sanmina this could significantly interrupt the supply of our products. In addition, many of the potential manufacturers who could manufacture our products have existing relationships with our competitors or potential competitors and may be unwilling to enter into agreements with us. If our relationship with Sanmina, or any relationship we enter in the future with other manufacturers, is impaired, this could prevent us from being able to deliver our products, damage our customer relationships, could materially adversely affect our operating results and financial condition.

  WE MAY EXPERIENCE DELAYS OR DISRUPTIONS IN MANUFACTURING OUR PRODUCTS WHICH COULD IMPAIR OUR ABILITY TO DELIVER OUR PRODUCTS TO CUSTOMERS.

     Our business would be harmed if we fail to effectively manage the manufacture of our products. If Sanmina experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our customer relations, operating results, competitive position and reputation. We generally place orders with Sanmina at least two months prior to scheduled delivery of products to our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Sanmina or adequate quantities of components to meet our customers' delivery requirements or we may accumulate excess inventories. In contrast, our usage of Sanmina's facilities and our related capital expenditures assume a level of customer orders that we may not realize or, if we do realize, may not be sustained. Many of our manufacturing expenses are fixed, and if we do not receive anticipated levels of customer orders, our expected profit margin will decline and we may not be able to reduce our operating expenses quickly enough to prevent a decline in our operating results.

     In the future we intend to work with Sanmina and additional manufacturers that could potentially manufacture our higher volume products at lower costs in foreign locations. We may experience difficulties and disruptions in the manufacture of our products while we transition to new manufacturing facilities. Manufacturing disruptions could prevent us from achieving timely delivery of products and could result in lost revenue. Additionally, we must coordinate our efforts with those of our suppliers, Sanmina, or other third party manufacturers, to rapidly achieve volume production. We have experienced delays in the past product deliveries from one of our former contract manufacturers. Any delays in the manufacturing of our products could adversely affect our operating results or impair our customer relationships.

  BECAUSE WE DEPEND ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR MANY KEY COMPONENTS, WE ARE SUSCEPTIBLE TO SUPPLY SHORTAGES THAT COULD IMPAIR OUR ABILITY TO MANUFACTURE OUR PRODUCTS AND COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

     We depend upon a single source for each type of our application-specific integrated circuits, and limited sources of supply for several key components, including, but not limited to, power supplies, chassis and optical transceivers. We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. Qualifying a new component manufacturer and commencing volume production is expensive and time-consuming and could significantly interrupt the supply of our products. If we are required or choose to change component manufacturers, we may damage our customer relationships, which could materially adversely affect our ability to sell our products. In addition, we rely on Sanmina to procure components required for the manufacture of our products. If for any reason these component manufacturers were to stop satisfying our needs without providing us or Sanmina with sufficient warning to procure an alternate source, our ability to manufacture and sell our products could be harmed. In addition, any failure by our component manufacturers to supply us or Sanmina with their products on a timely basis could result in late deliveries of our products to our customers. Our inability to meet our delivery deadlines could adversely affect our customer relationships and, in some instances, result in termination of these relationships or potentially subject us to litigation.

  BECAUSE WE ORDER COMPONENTS AND MATERIALS BASED ON ROLLING FORECASTS, WE MAY OVERESTIMATE OR UNDERESTIMATE OUR COMPONENT AND MATERIAL REQUIREMENTS, WHICH COULD INCREASE OUR COSTS AND THEREBY PREVENT US FROM MEETING CUSTOMER DEMAND AND MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

     We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. As a result, component requirement forecasts made by us or Sanmina may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. We are liable for materials that Sanmina purchases on our behalf that we do not use. Any of these occurrences would negatively impact our business and operating results. In the past we have overestimated the demand for certain products that has resulted in inventory writedowns and reserves for excess and obsolete inventory. For example, during fiscal year 2001 we wrote-down our inventories by approximately $9 million, most of which was related to excess inventory of Capellix products where demand turned out to be less than was originally forecast.

  OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR NET REVENUES.

     Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and we have from time to time found errors in existing products. In the future we may from time to time find errors in our existing, new or enhanced products. In addition, our products are usually integrated with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our or other vendors' storage area networks products, could adversely affect sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relationship problems.

ADDITIONAL RISKS ASSOCIATED WITH OUR BUSINESS

  IF WE DO NOT HIRE, RETAIN AND INTEGRATE HIGHLY SKILLED MANAGERIAL, ENGINEERING, SALES, MARKETING, FINANCE AND OPERATIONS PERSONNEL, OUR BUSINESS MAY SUFFER.

     Our ability to successfully develop, market, sell and support our products depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, finance and operations, many of whom would be difficult to replace. The loss of the services of any of our key personnel could have a adversely affect our ability to implement our business plan. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing, finance and operations personnel, including executive officers. In addition, our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. Competition for these people is intense, especially in the San Francisco Bay area where our operations are headquartered. In particular, in the past we have experienced difficulty in hiring and retaining qualified application-specific integrated circuits, software, system, test and customer support engineers and executive staff and we may not be successful in attracting and retaining individuals to fill these positions. In March 2001, we implemented a reduction of force decreasing our headcount by 27 employees. In August 2001, we implemented a second reduction of force decreasing our headcount by an additional 16 employees. These reductions in force may make it difficult for us to recruit necessary personnel in the future. If we are unable to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be harmed.

  WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

     During fiscal 2001, approximately 28% of our total revenue were derived from international sales activities, and during fiscal 2000, international sales represented 30% of our total revenues. In the quarter ended June 30, 2001, international sales represented 29.6% of our total revenue. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

     - multiple protectionist, adverse and changing governmental laws and regulations;

     - reduced or limited protections of intellectual property rights;

     - potentially adverse tax consequences resulting from changes in tax laws; and

     - political and economic instability.

     To date, none of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. In the future, a portion of our international revenues may be denominated in foreign currencies, which would subject us to risks associated with fluctuations in those foreign currencies.

  OUR BUSINESS MAY BE HARMED BY PENDING CLASS ACTION LITIGATION.

     On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., was filed against us, three of our former executive officers and Credit Suisse First Boston Corporation and BancBoston Robertson Stephens, Inc., two underwriters in our initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act against all defendants, a violation of Section 15 of the Securities Act against our former executive officers, and violations of Section 12(a)(2) of the Securities Act and
Section 10(b) of the Securities Exchange Act and Rule 10b-5, promulgated thereunder against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 19, 1999 and December 6, 2000. On June 25, 2001, a similar complaint, captioned Goldgrab
v. Gadzoox et al., was filed against Gadzoox, the former executive officers and several of the underwriters participating in our initial public offering in the Southern District of New York. The complaint is substantially identical to the Cooper complaint, except in that it alleges violations of Section 10(b) of the Exchange Act against all defendants, including Gadzoox and the individual defendants. There have been additional lawsuits filed containing allegations substantially identical to those in the Cooper and Goldgrab complaints and we anticipate that additional related lawsuits may be brought against us with substantially identical allegations to the Cooper lawsuit. We further anticipate that all such lawsuits will eventually be coordinated or consolidated with one another. We believe we have meritorious defenses to the allegations and we intend to defend the lawsuits vigorously. We do not believe that these matters will have material adverse affect on our results of operation or financial condition. However, litigation is subject to inherent uncertainties, and the disposition of the litigation could materially adversely affect our financial condition, results of operation and cash flows. The uncertainty associated with substantial unresolved litigation may also impair our relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations. Such litigation may also have the effect of discouraging potential acquirors from bidding for Gadzoox or reducing the consideration such acquirors would otherwise be willing to pay in connection with an acquisition.

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

     We are subject to the antitakeover provisions of Delaware law which regulate corporate acquisitions. Delaware law prevents certain Delaware corporations, including Gadzoox, from engaging, under certain circumstances, in a "business combination" with any "interested stockholder" for three years following the date that such stockholder became an interested stockholder. This provision of Delaware law may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

  WE MAY INCUR FINANCIAL PENALTIES IN CONNECTION WITH REGISTERING FOR RESALE THE SHARES OF COMMON STOCK WE SOLD IN MAY 2001 AND AUGUST 2001 WHICH WOULD CAUSE US TO SUSTAIN ADDITIONAL LOSSES.

     In connection with our May 2001 sale of 5,600,000 shares of our common stock and our August 2001 sale of an additional 5,000,000 shares of our common stock, we agreed to register these shares for resale under the Securities Act. The registration rights agreements that we entered into with our May 2001 and August 2001 investors contain provisions requiring us to pay penalties unless a registration statement covering the resale of these shares is declared effective by the SEC no later than 90 days after our sale of the common stock to the investors. With respect to the sale of the May 2001 shares, we incurred a $75,000 penalty for not having the registration statement covering the resale of the shares effective in August 2001 and we will incur additional penalties of $150,000 for each subsequent 30 day period that the registration statement covering the resale of the shares is not effective. If the registration statement is not effective by May 2002, the investors will have the right to demand that we repurchase the shares at 110% of the original $2.65 per share price, which could result in an obligation of up to $16.3 million. With respect to the sale of the August 2001 shares, we will incur a $75,000 penalty if the registration statement covering the resale of the shares has not been declared effective by November 2001 and we will incur additional penalties of $112,500 for each subsequent 30 day period that the registration statement covering the resale of the shares is not effective. If the registration statement is not effective by August 2002, the investors will have the right to demand that we repurchase the shares at 110% of the original $1.50 per share price, which could result in an obligation of up to $8.3 million. Any penalties we are required to pay under the terms of our agreements with the May 2001 and August 2001 investors will result in losses and will hurt our operating results and financial condition.

  OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2000 through September 27, 2001, the market price has ranged from a high of $68.75 per share to a low of $0.84 per share. Several factors could impact our stock price including, but not limited to:

     - announcements concerning Gadzoox, our competitors or customers;

     - quarterly fluctuations in our operating results;

     - introduction of new products or changes in product pricing policies by us or our competitors;

     - conditions in the storage area network industry;

     - changes in earnings estimates by industry analysts; or

     - market conditions for high technology equities in general.

     In addition, stock markets have experienced extreme price and volume volatility in recent years and stock prices of technology companies have been especially volatile. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations could adversely affect the market price of our common stock.

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

     The following table details our short-term investments and cash and cash equivalents at March 31, 2001 and 2000 (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
U.S. Government Agencies....................................  $    --   $28,243
Corporate bonds and notes...................................    6,747    42,577
Money market funds and available cash.......................    4,192     2,629
                                                              -------   -------
       Total................................................  $10,939   $73,449
                                                              =======   =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................   F-2
Balance Sheets as of March 31, 2001 and 2000................   F-3
Statements of Operations for the years ended March 31, 2001,
  2000 and 1999.............................................   F-4
Statements of Stockholders' Equity for the years ended March
  31, 2001, 2000 and 1999...................................   F-5
Statements of Cash Flows for the years ended March 31, 2001,
  2000 and 1999.............................................   F-6
Notes to Financial Statements...............................   F-7
Schedule II -- Valuation and Qualifying Accounts............   F-8

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

                                          ARTHUR ANDERSEN LLP

San Jose, California
June 29, 2001

                             GADZOOX NETWORKS, INC.

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  10,939   $ 42,830
  Short-term investments....................................         --     30,619
  Accounts receivable, net of allowance for doubtful
     accounts of $350 and $600 in 2001 and 2000,
     respectively...........................................      2,922     14,131
  Inventories...............................................     10,626      6,665
  Prepaid expenses and other current assets.................        961      2,464
                                                              ---------   --------
          Total current assets..............................     25,448     96,709
Property and equipment, net.................................      8,244      6,495
Other assets................................................        795        292
                                                              ---------   --------
                                                              $  34,487   $103,496
                                                              =========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes.........................................  $      --   $  3,052
  Current portion of note payable...........................         --        196
  Current portion of capital lease obligations..............        924      1,545
  Accounts payable..........................................      6,176      7,079
  Compensation related accruals.............................      1,331      1,534
  Other accrued liabilities.................................      5,232      2,008
                                                              ---------   --------
          Total current liabilities.........................     13,663     15,414
Capital lease obligations, net of current portion...........        403      1,292
                                                              ---------   --------
          Total liabilities.................................     14,066     16,706
                                                              ---------   --------
Commitments and contingencies (Note 3)
Stockholders' equity:
  Common stock, $0.005 par value; 150,000,000 shares
     authorized; 28,376,200 and 26,841,844 shares issued and
     outstanding in 2001 and 2000, respectively.............        142        134
  Additional paid-in capital................................    153,003    127,251
  Deferred compensation.....................................       (426)    (1,140)
  Accumulated deficit.......................................   (132,298)   (39,455)
                                                              ---------   --------
          Total stockholders' equity........................     20,421     86,790
                                                              ---------   --------
                                                              $  34,487   $103,496
                                                              =========   ========

   The accompanying notes are an integral part of these financial statements.

                             GADZOOX NETWORKS, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net revenues................................................  $ 33,290   $ 47,931   $ 24,821
Cost of revenues............................................    32,131     26,128     18,638
                                                              --------   --------   --------
          Gross margin......................................     1,159     21,803      6,183
                                                              --------   --------   --------
Operating expenses:
  Research and development..................................    29,368     18,223     13,928
  Sales and marketing.......................................    23,982     11,638      5,765
  General and administrative................................     7,992      4,285      1,649
  Amortization of acquired intangible assets................     3,842         --         --
  In-process research and development.......................     4,900         --         --
  Impairment of long lived assets...........................    17,829         --         --
  Restructuring and other expenses..........................     2,513         --         --
  Amortization of deferred compensation.....................       608      1,285        547
                                                              --------   --------   --------
          Total operating expenses..........................    91,034     35,431     21,889
                                                              --------   --------   --------
Loss from operations........................................   (89,875)   (13,628)   (15,706)
Other income (expense), net:
  Interest income...........................................     2,593      4,002        489
  Interest and other expense................................      (261)      (735)      (715)
                                                              --------   --------   --------
          Total other income (expense), net.................     2,332      3,267       (226)
                                                              --------   --------   --------
Loss before cumulative effect of change in accounting
  principle.................................................  $(87,543)  $(10,361)  $(15,932)
Cumulative effect of change in accounting principle.........    (5,300)        --         --
                                                              --------   --------   --------
Net loss....................................................  $(92,843)  $(10,361)  $(15,932)
                                                              ========   ========   ========
Basic net loss per share before cumulative effect of change
  in accounting principle...................................  $  (3.13)  $  (0.53)  $  (3.33)
Cumulative effect of change in accounting principle.........     (0.19)        --         --
                                                              --------   --------   --------
Basic net loss per share....................................  $  (3.32)  $  (0.53)  $  (3.33)
                                                              ========   ========   ========
Weighted average shares used in computing basic net loss per
  share.....................................................    28,006     19,731      4,789
                                                              ========   ========   ========
Pro forma amounts with the change in accounting principle
  related to revenue applied retroactively (unaudited)
  Net revenues..............................................       N/A   $ 39,823   $ 24,568
  Net loss..................................................       N/A    (13,169)   (15,988)
  Basic net loss per share..................................       N/A      (0.67)     (3.34)

     For the year ended March 31, 2001, the Company's amortization of deferred compensation included $61 related to cost of revenues, $316 related to research and development, $152 related to sales and marketing, and $79 related to general and administrative. For the year ended March 31, 2000, the Company's amortization of deferred compensation included $129 related to cost of revenues, $668 related to research and development, $321 related to sales and marketing, and $167 related to general and administrative. For the year ended March 31, 1999, the Company's amortization of deferred compensation included $55 related to cost of revenues, $284 related to research and development, $137 related to sales and marketing, and $71 related to general and administrative.
   The accompanying notes are an integral part of these financial statements.

                             GADZOOX NETWORKS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                 CONVERTIBLE
                               PREFERRED STOCK         COMMON STOCK       ADDITIONAL                                    TOTAL
                             --------------------   -------------------    PAID-IN       DEFERRED     ACCUMULATED   STOCKHOLDERS'
                               SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION     DEFICIT        EQUITY
                             -----------   ------   ----------   ------   ----------   ------------   -----------   -------------
BALANCE AT MARCH 31,
 1998......................   12,227,822    $ 60     5,078,328    $ 26     $ 21,245      $    --       $ (13,162)     $  8,169
 Issuance of common stock
   for cash................           --      --       511,401       2          128           --              --           130
 Deferred compensation.....                                 --      --        2,972       (2,972)                           --
 Amortization of deferred
   compensation............           --      --            --      --           --          547              --           547
 Issuance of preferred
   stock for cash, net.....    1,436,883       8            --      --       10,881           --              --        10,889
 Issuance of preferred upon
   partial conversion of
   notes...................      242,694       1            --      --        1,855           --              --         1,856
 Net loss..................           --      --            --      --           --           --         (15,932)      (15,932)
                             -----------    ----    ----------    ----     --------      -------       ---------      --------
BALANCE AT MARCH 31,
 1999......................   13,907,399      69     5,589,729      28       37,081       (2,425)        (29,094)        5,659
 Issuance of common stock
   for cash, net of
   offering costs of
   $7,030..................           --      --     5,835,439      30       78,579           --              --        78,604
 Amortization of deferred
   compensation............           --      --            --      --           --        1,285              --         1,285
 Issuance of common stock
   for employee stock
   purchase plan...........           --      --        38,879      --          693           --              --           693
 Conversion of warrant to
   common stock............           --      --        44,370      --           --           --              --            --
 Conversion of note payable
   to common stock.........           --      --     1,426,028       7       10,903           --              --        10,910
 Conversion of preferred
   stock to common stock...  (13,907,399)    (69)   13,907,399      69           --           --              --            --
 Net loss..................           --      --            --      --           --           --         (10,361)      (10,361)
                             -----------    ----    ----------    ----     --------      -------       ---------      --------
BALANCE AT MARCH 31,
 2000......................           --      --    26,841,844     134      127,251       (1,140)        (39,455)       86,790
 Issuance of common stock
   for cash................           --      --     1,182,861       6          989           --              --           995
 Acceleration of employee
   options.................           --      --            --      --          456           --              --           456
 Amortization of deferred
   compensation............           --      --            --      --           --          608              --           608
 Issuance of common stock
   for employee stock
   purchase plan...........           --      --       112,062      --          675           --              --           675
 Issuance common stock for
   acquisition of
   SmartSAN................           --      --       239,433       2       23,625           --              --        23,627
 Issuance of warrant to
   acquire common stock....           --      --            --      --          113           --              --           113
 Reversal of deferred
   compensation related to
   cancellation of stock
   options.................           --      --            --      --         (106)         106              --            --
 Net loss..................           --      --            --      --           --           --         (92,843)      (92,843)
                             -----------    ----    ----------    ----     --------      -------       ---------      --------
BALANCE AT MARCH 31,
 2001......................           --    $ --    28,376,200    $142     $153,003      $  (426)      $(132,298)     $ 20,421
                             ===========    ====    ==========    ====     ========      =======       =========      ========

   The accompanying notes are an integral part of these financial statements.

                             GADZOOX NETWORKS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(92,843)  $(10,361)  $(15,932)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Adjustment for change in accounting principle..........     5,300         --         --
     Depreciation and amortization..........................     3,668      2,599      1,739
     Amortization of deferred compensation..................       608      1,285        547
     Change in allowance for doubtful accounts..............       172        450         85
     Accrued but unpaid interest............................        27        462        460
     Change in inventory reserve............................     8,115         --         --
     Loss on disposal of property and equipment.............        --         --        181
     Amortization of acquired intangible assets.............     3,842         --         --
     Impairment of long-lived assets........................    17,829         --         --
     Write-off of in-process research and development.......     4,900         --         --
     Non-cash restructuring and impairment charges..........     1,529         --         --
     Non-cash stock compensation............................       456         --         --
     Changes in current assets and liabilities, net of
      acquisition:
       Accounts receivable..................................     7,482     (8,600)    (2,642)
       Inventories..........................................   (12,075)    (1,359)    (1,843)
       Prepaid expenses and other assets....................       138     (2,201)      (250)
       Accounts payable and accrued liabilities.............      (196)     4,136      1,939
                                                              --------   --------   --------
          Net cash used in operating activities.............   (51,048)   (13,589)   (15,716)
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (5,286)    (2,771)    (1,598)
  Proceeds from sale of short term investments..............    39,767         --         --
  Purchase of short term investments........................    (9,148)   (30,619)        --
  Purchase of long term investments.........................    (1,000)        --         --
  Net cash used in SmartSAN acquisition.....................    (1,167)        --         --
  Cash used for long term deposits..........................       (46)        --         --
                                                              --------   --------   --------
          Net cash provided by (used in) investing
             activities.....................................    23,120    (33,390)    (1,598)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from convertible notes...........................        --         --     15,000
  Repayment of notes payable................................    (3,555)      (371)      (345)
  Repayment of capital lease obligations....................    (1,543)    (1,318)      (782)
  Loans to officers.........................................      (535)        --         --
  Proceeds from issuance of common stock....................     1,670      1,801        130
  Proceeds from issuance of common stock in initial public
     offering, net..........................................        --     77,495         --
  Proceeds from issuance of preferred stock, net............        --         --     10,889
                                                              --------   --------   --------
          Net cash (used in) provided by financing
             activities.....................................    (3,963)    77,607     24,892
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........   (31,891)    30,628      7,578
Cash and cash equivalents at beginning of year..............    42,830     12,202      4,624
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 10,939   $ 42,830   $ 12,202
                                                              ========   ========   ========
Supplemental cash flow information:
  Cash paid for interest....................................  $    261   $    274   $    240
                                                              ========   ========   ========
  Property and equipment acquired under capital lease
     obligations............................................  $     --   $  1,770   $  1,750
                                                              ========   ========   ========
  Conversion of preferred stock into common stock...........  $     --   $ 34,129   $     --
                                                              ========   ========   ========
  Conversion of convertible notes to common stock...........  $     --   $ 10,910   $  1,857
                                                              ========   ========   ========
  Issuance of common stock for the acquisition of
     SmartSAN...............................................  $ 23,625   $     --   $     --
                                                              ========   ========   ========
  Issuance of warrant for common stock......................  $    113   $     --   $     --
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

     The Company's cash needs depend on numerous factors, including market acceptance of, and demand for its products, their ability to develop and introduce new products and product enhancements, prices at which it can sell their products, the resources the Company devotes to developing, marketing, selling and supporting its products, the timing and expense associated with expanding its distribution channels, increases in manufacturing costs and the prices of the components the Company purchases and other factors. In the year ended March 31, 2002, a substantial majority of the Company's revenues are expected to be derived from the sale of new products currently under evaluation or development, including the Slingshot 4218. The Company cannot assure that it will be able to develop and introduce the Slingshot or other new products successfully, and in the time frame it expects, or that these products will be adopted by the Company's OEM and distribution channel partners, or that significant net revenues would be derived if so adopted. If the Company is unable to raise additional capital, including through a draw down under the Equity Line, or if sales from new products are

                             GADZOOX NETWORKS, INC.

lower than expected, the Company will be required to make a significant reduction in operating expenses and capital expenditures in the year ended March 31, 2002 to ensure that the Company will have adequate cash reserves to fund operations through the year ended March 31, 2002.

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

     In addition to the foregoing, the Company is attempting to reduce its financial commitments and reduce future cash outflows by negotiating alternative terms with its suppliers. In addition, cost-cutting measures could include additional reductions in force. Further the Company is working with its channel partners to increase revenues through new marketing programs and promotions, and is exploring potential additional sources of revenue. There can be no assurance that it will be successful in increasing revenues or reducing cash outflows.

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

  SHORT-TERM INVESTMENTS

     As of March 31, 2000, the Company's short-term investments consisted of liquid debt instruments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as available-for-sale, and are managed by a single financial institution. At March 31, 2000, all short-term investments were carried at fair value. Long-term holding gains and losses, net of taxes reported, have not been material to date, and are recorded as a separate component of stockholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses, and declines in value that are considered to be less than temporary, are included in other income (expense), net, on the accompanying statement of

                             GADZOOX NETWORKS, INC.

operations. There have been no declines in value that are considered to be other than temporary for any of the three years in the period ended March 31, 2001. Short-term investments are as follows (in thousands):

                                                                MARCH 31,
                                                              --------------
                                                              2001    2000
                                                              ----   -------
U.S. Government Agencies....................................   $--   $27,300
Corporate bonds and notes...................................   --      3,319
                                                               --    -------
                                                               $--   $30,619
                                                               ==    =======

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

     Customers that account for greater than 10% of trade accounts receivable are as follows:

                                                               MARCH 31,
                                                              -----------
                                                              2001   2000
                                                              ----   ----
Customer A..................................................   35%    23%
Customer B..................................................   33%    21%
Customer C..................................................   --%    12%

  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. It is possible that estimates of net realizable value can change in the near future. The components of inventory are as follows (in thousands):

                                                                 MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              -------   ------
Raw materials...............................................  $ 5,157   $3,582
Work-in-process.............................................       26       58
Finished goods..............................................    5,443    3,025
                                                              -------   ------
  Total.....................................................  $10,626   $6,665
                                                              =======   ======

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation and amortization are provided using the straight-line method based upon the estimated useful lives of the related assets as follows:

Computer and laboratory equipment........  3 years
Software.................................  3 years
Furniture and equipment..................  5 years
Leasehold Improvement....................  over the shorter of the remaining lease term or the estimated useful life of the
                                           improvement

                             GADZOOX NETWORKS, INC.

     The components of property and equipment are as follows (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Computer and laboratory equipment...........................  $ 8,700   $ 6,419
Software....................................................    3,407     2,308
Furniture and equipment.....................................    3,945     1,540
Leasehold improvements......................................    1,111       554
Construction in progress....................................       --       841
                                                              -------   -------
                                                               17,163    11,662
Accumulated depreciation and amortization...................   (8,919)   (5,167)
                                                              -------   -------
Property and equipment, net.................................  $ 8,244   $ 6,495
                                                              =======   =======

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

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company assesses the realizability of long-lived and intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. The realizability of intangible assets, including goodwill, is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact of recent business combinations. The analyses involve a significant level of management judgement in order to evaluate the ability of the Company to perform within projections (See Note 9).

  REVENUE RECOGNITION

     Revenues consist of sales to OEM's and distributors. Revenues from sales to OEM's are recognized upon shipment from the Company. The Company provides for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. The Company's terms of sale to its customers do not include any formal customer acceptance provisions or installation requirements.

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

                             GADZOOX NETWORKS, INC.

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

  COMPREHENSIVE INCOME (LOSS)

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and presentation of comprehensive income and its components. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. The Company had no such transactions that were material to the financial statements for the periods ended March 31, 2001, 2000, and 1999. For each of these years, comprehensive loss approximated the net loss.

  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following (in thousands):

                                                                 MARCH 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Purchase commitments........................................   1,655       --
Restructuring reserve.......................................     687       --
Accrued warranty costs......................................     266      639
Sales return reserve........................................     315      651
Accrued professional fees...................................     525       50
Accrued marketing expenses..................................     569       --
Other accrued liabilities...................................   1,215      668
                                                              ------   ------
  Total.....................................................  $5,232   $2,008
                                                              ======   ======

  STOCK-BASED COMPENSATION

     The Company complies with SFAS No. 123, "Accounting for Stock-Based Compensation." This standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to employ the valuation method provided in APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25, and accordingly, it has included the pro forma disclosures required under SFAS No. 123 in Note 7.

  SOFTWARE DEVELOPMENT COSTS

     Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established, in accordance with

                             GADZOOX NETWORKS, INC.

SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.

  SALES AND MARKETING COSTS

     Sales and marketing costs are expensed as incurred. These expenses consist primarily of salaries, commissions and other related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as, costs associated with trade shows, promotional activities, travel expenses and other related expenses.

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

     The following table presents the calculation of basic net loss per common share (in thousands, except per share data):

                                                            YEAR ENDED MARCH 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Net loss.............................................  $(92,843)  $(10,361)  $(15,932)
                                                       ========   ========   ========
Basic:
Weighted average shares of common stock
  outstanding........................................    28,006     19,930      5,374
Less: Weighted average shares subject to
  repurchase.........................................        --       (199)      (585)
                                                       --------   --------   --------
Weighted average shares used in computing basic net
  loss per common share..............................    28,006     19,731      4,789
                                                       ========   ========   ========
Basic net loss per common share......................  $  (3.32)  $  (0.53)  $  (3.33)
                                                       ========   ========   ========

  NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 138 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not currently hold any derivative instruments and does not currently engage in any material hedging activities, management believes that the application of SFAS No. 138 will not have a material impact on the Company's financial position or results of operations.

                             GADZOOX NETWORKS, INC.

     In March 2000, the FASB issued Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 addresses the application of APB No. 25 to clarify, among other issues: (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company's adoption of FIN 44 did not have a material impact on the Company's financial position or results of operation.

3.  COMMITMENTS AND CONTINGENCIES

  LEASE AGREEMENTS

     During the year ended March 31, 2000 and 1999, the Company acquired certain equipment under capital leases. Additionally, the Company leases four facilities under non-cancelable operating leases which expire between January 2002 and August 2008. Future minimum lease payments under all capital and operating lease agreements as of March 31, 2001 are as follows (in thousands):

                                                              CAPITAL   OPERATING
YEAR ENDED MARCH 31,                                          LEASES     LEASES
--------------------                                          -------   ---------
  2002......................................................   1,023       2,131
  2003......................................................     376       3,054
  2004......................................................      --       3,106
  2005......................................................      --       3,168
  2006......................................................      --       3,233
  2007 and thereafter.......................................      --       5,183
                                                              ------     -------
                                                               1,399     $19,875
                                                                         -------
  Less amounts representing interest
  (Weighted average interest rate of 7.50%).................     (72)
                                                              ------
  Present value of minimum lease payments...................   1,327
  Less: current portion.....................................    (924)
                                                              ------
  Non-current portion.......................................  $  403
                                                              ======

     Rent expense under non-cancelable operating lease agreements for the years ended March 31, 2001, 2000 and 1999 was approximately $1.9 million, $1.1 million, and $0.8 million, respectively.

  LEGAL PROCEEDINGS

     From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. In May 1999, a former employee filed a complaint against the Company and in September 2000 the plaintiff and the company settled this lawsuit out of court. This lawsuit did not have a material adverse effect on the Company's financial statements or results of operations. Litigation is subject to inherent uncertainties, and an adverse result in other matters could arise from time to time that may harm Gadzoox' business, financial condition and results of operations.

     On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., Civil Action No. 01-CV-5309-RO, was filed against the Company, three of the Company's former officers and Credit Suisse First Boston Corporation and BancBoston Robertson Stephens, Inc., two underwriters in the Company's initial public offering, in the United States District Court for the Southern District of New York.

                             GADZOOX NETWORKS, INC.

The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of Section 15 of the Securities Act against the former officers, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5., promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 19, 1999 and December 6, 2000. As of June 18, 2001, various plaintiffs have filed similar actions asserting virtually identical allegations against at least 45 other companies. To date, there have been no significant developments in the litigation. As of June 26, 2001, the Company had received two substantially identical lawsuits, and anticipates that additional related lawsuits may be brought against the Company with substantially identical allegations to the Cooper lawsuit. The Company further anticipates that all such lawsuits will eventually be coordinated or consolidated with one another. The Company intends to defend the lawsuits vigorously.

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

5.  NOTES PAYABLE

     In August 1997, in connection with lease financing (see Note 3), the Company entered into a loan agreement (the "Note") with a lessor to provide financing for equipment previously purchased. The face amount of the Note was for approximately $1.1 million. The repayment period is 36 months with monthly payments of principal and interest in the amount of approximately $33,000 with a final installment of approximately $162,000 due on September 1, 2000. The Note bears interest at approximately 9.0% per annum and is secured by the equipment previously purchased. At March 31, 2001, the note had been fully repaid.

6.  ACQUISITION OF SMARTSAN SYSTEMS, INC.

     On March 2, 2000, the Company entered into a definitive agreement to acquire SmartSAN Systems, Inc. ("SmartSAN"), a California company. The acquisition was completed in April 2000 and was accounted for under the purchase method of accounting. The Company acquired all of the outstanding shares of SmartSAN by issuing 239,433 shares of its common stock and assuming options to purchase 108,376 additional shares

                             GADZOOX NETWORKS, INC.

(which share number reflects the effect of the exchange ratio applied to the outstanding SmartSAN stock options at the time of the acquisition). Total consideration was as follows (in thousands):

Fair value of common stock issued and options assumed.......  $23,625
Merger and other related costs paid in cash.................    1,169
                                                              -------
Total consideration.........................................  $24,794
                                                              =======

     The fair value of the Company's common stock was determined using the average closing market price over several days on either side of the acquisition announcement on March 2, 2001. The fair value of the SmartSAN options assumed was estimated using the Black-Scholes pricing model and assumptions consistent with those used to value options issued to employees in accordance with EITF 90-9 (See Note 7).

     The allocation of the total consideration to the fair value of acquired assets and liabilities is as follows (in thousands):

Fair value of net assets acquired and liabilities assumed...  $  (778)
Acquired intangibles........................................   20,672
In-process research and development.........................    4,900
                                                              -------
                                                              $24,794
                                                              =======

     At the time of the acquisition, the Company allocated approximately $4.9 million of the purchase price to in-process research and development products. This amount represented approximately 20% of the purchase price. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     At the acquisition date, SmartSAN was conducting design, development, engineering and testing activities associated with the development of next-generation Geminix products: SDM3000, RDM4000, and DDM5000, valued at $800,000, $1.1 million, and $3.0 million, respectively.

     The SDM3000 was a next-generation Fibre Channel to Fibre Channel router; the RDM4000 was being developed as a Fibre Channel to LAN/WAN remote domain manager; and the DDM5000 was scheduled to be the flagship distributed domain manager incorporating advanced storage virtualization. SmartSAN engineers had made significant progress on the projects as of the acquisition date, including design of the overall architecture, and in some cases, much of the development work. However, substantial integration and testing activities remained to develop the technologies into commercially viable products.

     At the acquisition date, the technologies under development were approximately 80% (SDM3000), 65% (RDM4000) and 25% (DDM5000) complete, based on engineering man-month data and technological progress. SmartSAN had spent approximately $700,000 on the in-process projects, and expected to spend approximately $2.5 million to complete all phases of the R&D projects. Anticipated completion dates ranged from 2 months for the SDM3000 to 12 months for the DDM5000, at which times the Company expected to begin benefiting, and generating cash flows, from the developed technologies.

     In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable projects, estimating the resulting net cash flows from the projects, and discounting the net cash flow to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product

                             GADZOOX NETWORKS, INC.

introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

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

     The amount allocated to developed technology was $4.4 million. The developed technology consists of the SR2001/SDM2001 platforms. Both are based on the same hardware platform and have the same estimated remaining life. SR2001 is a family of Fibre to SCSI Subnet Domain Managers that provide high-performance data routing between Fibre Channel SANs and SCSI devices with advanced management features and the SmartCafe graphical user interface. SR2001 is primarily a proof of concept-evaluation vehicle. The SR2001 contains a 64-bit RISC processor, which enables it to provide sophisticated management of the storage resources in the subnet beneath it. Such management features are essential to meeting the business needs for data availability, data integrity, and data security, and to realizing the full benefit potential of SAN technology. The SDM2001 Subnet Domain Manager is based on the same hardware platform as the SR2001, but adds a sophisticated suite of subnet management software.

     The Company acquired SmartSAN with the intent that SmartSAN would provide the Company with a full range of products to address the storage area networking market including hubs and switches, which the Company was already selling, and IP routers which SmartSAN was in the process of developing. Subsequent to the acquisition, the Company realized that the IP router market was extremely competitive and significant additional funding would be required to develop products and provide support. As a result, in March 2001, the Company changed its product strategy and refocused its efforts exclusively on the higher margin fibre channel fabric switch market. Consequently, the product lines and technologies acquired in the SmartSAN acquisition were abandoned because they did not support open-fabric switch technology. At this time, the former SmartSAN products were estimated to be 100% (SDM3000), 65% (RDM4000) and 25% (DDM5000) complete.

7.  COMMON STOCK

     In May 2001, the Company sold 5,600,000 shares of its common stock in a private placement transaction and received net proceeds of approximately $14.5 million. Under the terms of the purchase agreement, the Company is subject to certain financial penalties in the event that the Company fails to file an S-3 with the Securities and Exchange Commission and have the filing be declared effective by the deadlines established in the contract. In the event that the filing is not declared effective within 360 days of the date of the agreement, the Company is obligated to repurchase the shares from the investors at 110% of the original purchase price. In accordance with a recent SEC staff announcement relating to the classification and measurement of redeemable securities, this private placement of common stock will be outside of stockholders' equity as redeemable common stock. This classification is required as the provision that allows the investors to be repaid is based upon an event that is not solely within the control of the Company.

     In connection with this transaction, the Company issued a warrant to purchase 168,000 shares of common stock to its financial advisor for their assistance in the investor search. The warrant is immediately exercisable at $4.14 per share, is fully vested and non-forfeitable and expires three years from the date of

                             GADZOOX NETWORKS, INC.

grant. In the first quarter ending June 30, 2001, management will record the fair value of the warrant as an offering cost of $481,000, which was determined using the Black-Scholes option pricing model and the following assumptions: expected life of three years, volatility of 147%, dividend yield of 0%, and a risk-free interest rate of 4.32%.

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

                             GADZOOX NETWORKS, INC.

  STOCK OPTION PLANS

     At March 31, 2001, shares of common stock were reserved for future issuances as follows:

1999 Employee Stock Purchase Plan...........................    249,059
1993 Stock Option Plan:
  Outstanding options and rights............................  4,807,060
  Reserved for future grants................................    732,615
2000 Non-Statutory Stock Option Plan:
  Outstanding options and rights............................  2,440,862
  Reserved for future grants................................    859,096
1999 Director Stock Option Plan:
  Outstanding options and rights............................     33,020
  Reserved for future grants................................     37,500
SmartSAN 1998 Equity Incentive Plan:
  Outstanding options and rights............................     33,350
  Reserved for future grants................................         --
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

  2000 NON-STATUTORY STOCK OPTION PLAN

     In June 2000, the Board of Directors approved and adopted the 2000 Non-Statutory Stock Option Plan (the "NSO Plan"). The number of shares reserved for issuance under this Plan was 1,600,000. In August

                             GADZOOX NETWORKS, INC.

2000 and October 2000, the Board approved an additional 700,000 and 1,000,000 shares, respectively, for issuance under the NSO Plan.

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

                             GADZOOX NETWORKS, INC.

     A summary of transactions under the Plans is as follows:

                                                                       OUTSTANDING OPTIONS AND RIGHTS
                                                                       -------------------------------
                                                            SHARES                       WEIGHTED-
                                                          AVAILABLE       NUMBER          AVERAGE
                                                          FOR GRANT     OF SHARES      EXERCISE PRICE
                                                          ----------   ------------   ----------------
Balance at March 31, 1998...............................     457,627     4,224,945         $ 0.423
  Authorized............................................   1,100,000            --              --
  Granted...............................................  (1,119,400)    1,119,400         $ 2.759
  Cancelled.............................................     303,251      (303,251)        $ 1.270
  Exercised.............................................          --      (511,402)        $ 0.235
                                                          ----------    ----------         -------
Balance at March 31, 1999...............................     741,478     4,529,692         $ 0.969
  Authorized............................................     550,000            --              --
  Granted...............................................  (1,403,050)    1,403,050         $33.145
  Cancelled.............................................     163,420      (163,420)        $10.798
  Exercised.............................................          --    (1,810,439)           0.64
                                                          ----------    ----------         -------
Balance at March 31, 2000...............................      51,848     3,958,883         $11.902
  Authorized............................................   6,175,468            --              --
  Granted...............................................  (6,804,326)    6,804,326         $ 9.542
  Cancelled.............................................   2,266,055    (2,266,055)        $15.436
  Exercised.............................................          --    (1,182,861)        $ 0.877
  Expired...............................................     (59,834)           --              --
                                                          ----------    ----------         -------
Balance at March 31, 2001...............................   1,629,211     7,314,293         $10.467
                                                          ==========    ==========         =======

     The following table summarizes the stock options outstanding and exercisable at March 31, 2001:

                                 OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                ----------------------   ---------------------
                                 WEIGHTED-
                                  AVERAGE    WEIGHTED-               WEIGHTED-
                                 REMAINING    AVERAGE                 AVERAGE
    RANGE OF                    CONTRACTUAL  EXERCISE                EXERCISE
 EXERCISE PRICE      NUMBER        LIFE        PRICE      NUMBER       PRICE
-----------------   ---------   -----------  ---------   ---------   ---------
                                (IN YEARS)
$ 0.075 - $ 1.875     803,310      7.43       $ 0.883      438,634    $ 0.357
$ 2.000 - $ 4.000     790,666      8.07       $ 2.907      355,807    $ 2.701
$           4.063      76,000      9.90       $ 4.063           --    $    --
$           4.094     911,088      9.57       $ 4.094      101,256    $ 4.094
$           4.125   1,184,000      9.59       $ 4.125       95,896    $ 4.125
$ 4.250 - $ 7.938     863,104      9.48       $ 7.314       83,569    $ 7.816
$ 8.000 - $ 9.500     311,162      8.00       $ 8.840      101,957    $ 9.000
$          11.813   1,232,370      9.29       $11.813      171,780    $11.813
$12.563 - $42.000     958,811      8.96       $32.182      209,836    $33.768
$ 43.063 - $60.75     183,782      8.72       $54.260       76,475    $52.828
                    ---------                            ---------
$  0.075 - $60.75   7,314,293      8.96       $10.864    1,635,210    $10.296
                    =========                            =========

                             GADZOOX NETWORKS, INC.

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

                                                              YEAR ENDED MARCH 31,
                                                      -------------------------------------
                                                         2001          2000         1999
                                                      -----------   ----------   ----------
                                                      (IN THOUSANDS EXCEPT LOSS PER SHARE)
Net loss:
  As reported.......................................   $ (92,843)    $(10,361)    $(15,932)
  Pro forma.........................................   $(108,471)    $(14,219)    $(16,129)
Basic net loss per share:
  As reported.......................................   $   (3.32)    $  (0.53)    $  (3.33)
  Pro forma.........................................   $   (3.87)    $  (0.72)    $  (3.37)

     The fair value of each stock option grant on the date of grant and the fair value of the shares granted under the Purchase Plan were estimated using the Black-Scholes option pricing model with the following average assumptions:

                                                      YEAR ENDED MARCH 31,
                                          ---------------------------------------------
                                              2001            2000            1999
                                          -------------   -------------   -------------
Volatility..............................      147%           214.5%           0.01%
Risk-free interest rate.................  4.57% - 6.60%   5.27% - 6.66%   4.56% - 6.73%
Dividend yield..........................       --              --              --
Expected lives..........................       4.0            4.18             4.0
Weighted average fair value.............      $9.56          $10.63           $0.49

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

                             GADZOOX NETWORKS, INC.

8.  SALES TO SIGNIFICANT CUSTOMERS AND SEGMENT INFORMATION

     During the year ended March 31, 2000, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, the development, manufacture, marketing and sales of hubs and switches and managed storage systems for storage area networks. The Company's Chief Executive Officer is the Chief Operating Decision Maker (CODM), as defined by SFAS 131. The CODM allocates resources and assesses the performance of Gadzoox based on revenues and overall profitability.

     Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic revenues include sales to certain OEM customers who may then distribute to their international customers. To date, service revenues have not been significant.

     Individual customers that accounted for more that 10% of net revenues are as follows:

                                                                  YEAR ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Customer A..................................................   45%    33%    42%
Customer B..................................................   35%    17%    15%
Customer C..................................................   --     12%    10%
Customer D..................................................   --     10%    --

     Revenues by geographic area are as follows.

                                                                  YEAR ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
North America (principally the United States)...............   72%    70%    64%
Germany.....................................................   16%    12%    12%
Europe (excluding Germany)..................................    9%     7%     5%
Asia........................................................    3%    11%    19%
                                                              ---    ---    ---
     Total..................................................  100%   100%   100%
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

                             GADZOOX NETWORKS, INC.

     In March 2001, the Company made the decision to terminate and abandon the Axxess product line. As a result, the Company incurred approximately $0.3 million of severance costs relating to the termination of 27 employees, and incurred a further write down of approximately $1.5 million of other assets associated with the Axxess product line, including property and equipment with no alternate use and licenses related to software used in the Axxess product line. In addition, the Company expensed an additional $0.7 million relating to future cash outlays that are expected to be incurred from exiting lease agreements for office space that will no longer be used as a result of the restructuring and consolidation into its one main facility. The Company anticipates payment of this amount in six equal monthly payments commencing April 2001.

     The Geminix product line was acquired with the acquisition of SmartSAN (see
Note 6). With the termination and abandonment of the Geminix product line, the Company was not going to generate any future cash flows and had no future alternative use for the intangible assets and other assets acquired that related to the Geminix product line. Based on a value of $0 assigned by the Company to the SmartSAN assets, using the discounted cash flow method, the Company expensed the unamortized acquired intangible assets of SmartSAN, totaling $16.8 million, in March 2001.

     In May 2000, the Company purchased 49,164 shares of Series C Preferred Stock of DataCore Software Corporation ("DataCore") for an aggregate purchase price of $999,504. In its Series C Preferred Stock round of financing, DataCore sold an aggregate of 1,750,000 shares of Series C Preferred Stock to approximately 30 investors at a purchase price of $20.33 per share for aggregate purchase price consideration of $35,577,500. The Series C Preferred Stock were voting securities and were convertible into common stock of DataCore. The Company owns less than one percent of DataCore's voting stock on an as converted to common stock basis. At the time of the investment, management initially recorded its financial investment in DataCore based on the purchase price of the shares. The Company's investment in DataCore was not contingent upon any other contractual arrangement with DataCore nor has the Company invested in any affiliate of DataCore. In March 2001, management determined the fair value of the existing equity investment in DataCore to be approximately $0. As a result of the impact of the current economic environment on DataCore's valuation and management's view that the change in valuation was less than temporary, the Company wrote down its investment to management's estimate of its fair value. As a result, the Company recognized an impairment charge of $1 million in March 2001.

     The following table summarizes the Company's restructuring activity for the year ended March 31, 2001 (in thousands):

                                                      SEVERANCE       EXCESS
                                                     AND BENEFITS   FACILITIES   OTHER ASSETS    TOTAL
                                                     ------------   ----------   ------------   -------
Restructuring expense..............................     $ 297          $687        $ 1,529      $ 2,513
Cash charge........................................      (297)           --             --         (297)
Non-cash charge....................................        --            --         (1,529)      (1,529)
                                                        -----          ----        -------      -------
Reserve balance, March 31, 2001....................     $  --          $687        $    --      $   687
                                                        =====          ====        =======      =======

10.  LEASE AGREEMENT

     As part of the restructuring of the Company, management has determined that previously leased office space currently under construction will not be utilized by the Company. In March 2001, management reached an incentive agreement with the lessor, whereby in exchange for the lessor's efforts to find a suitable replacement tenant for the office space, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at $3.00 per share. The warrant is immediately exercisable, fully vested and nonforfeitable and expires three years from the date of grant. Management has recorded a prepaid expense of $113,000 related to the warrant, which will be amortized over the lease period or expensed in full upon release from the lease agreement. The prepaid expense amount was determined using the Black-Scholes option

                             GADZOOX NETWORKS, INC.

pricing model and the following assumptions: expected life of three years, volatility of 147%, dividend yield of 0%, and a risk-free interest rate of 4.45%. The Company will issue an additional warrant to purchase 50,000 shares of common stock to the lessor that will become exercisable upon the landlord meeting certain timetable targets to find a new tenant. The Company will value the warrant at the time it becomes exercisable.

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

12.  INCOME TAXES

     Due to the Company's loss position, there was no provision for income taxes for the years ended March 31, 2001, 2000 and 1999.

     The components of the net deferred tax asset at March 31, 2001 and 2000 were as follows (in thousands):

                                                                2001       2000
                                                              --------   --------
Net operating loss carryforwards............................  $ 39,433   $ 13,207
Cumulative book to tax differences..........................     7,475      3,135
Tax credit carryforwards....................................     5,911      2,994
                                                              --------   --------
                                                                52,819     19,336
Valuation allowance.........................................   (52,819)   (19,336)
                                                              --------   --------
                                                              $     --   $     --
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

                             GADZOOX NETWORKS, INC.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables set forth the unaudited consolidated statement of operations data for each of the eight quarterly periods ended March 31, 2001. The data for the four quarterly periods for the year ended March 31, 2000 are under the historical shipment method of recognizing revenue to distributors, and the data for the four quarterly periods for the year ended March 31, 2001 are under the revised revenue recognition policy for product shipments to distributors. The unaudited consolidated information has been prepared on a basis consistent with the audited consolidated financial statements, reflecting all normal recurring adjustments that are considered necessary for a fair presentation of the financial position. The quarterly information is as follows (in thousands):

                                                                 QUARTER ENDED (UNAUDITED)
                                     ---------------------------------------------------------------------------------
                                     JUN 30,   SEP 30,   DEC 31,   MAR 31,   JUN 30,    SEP 30,    DEC 31,    MAR 31,
                                      1999      1999      1999      2000       2000       2000       2000       2001
                                     -------   -------   -------   -------   --------   --------   --------   --------
CONSOLIDATED STATEMENT OF
  OPERATIONS
Net sales..........................  $ 9,211   $11,081   $12,561   $15,079   $ 10,858   $  8,051   $  7,937   $  6,444
Cost of revenues...................    5,414     6,325     6,903     7,486      5,461     13,702      4,490      8,478
                                     -------   -------   -------   -------   --------   --------   --------   --------
Gross profit (loss)................    3,797     4,756     5,658     7,593      5,397     (5,651)     3,447     (2,034)
                                     -------   -------   -------   -------   --------   --------   --------   --------
Operating expenses:
  Research and development.........    3,917     4,540     4,461     5,303      5,519      8,641      5,836      9,372
  Sales and marketing..............    1,888     1,914     2,742     5,094      5,727      5,989      6,497      5,769
  General and administrative.......      764       866       959     1,698      1,484      2,344      1,885      2,279
  In-process research and
    development....................       --        --        --        --      4,900         --         --         --
  Amortization of acquired
    intangible assets..............       --        --        --        --      1,048      1,048      1,048        698
  Impairment of long lived
    assets.........................       --        --        --        --         --         --         --     17,829
  Restructuring and other
    expenses.......................       --        --        --        --         --         --         --      2,513
  Amortization of deferred
    compensation...................      322       321       321       321        168        169        163        108
                                     -------   -------   -------   -------   --------   --------   --------   --------
Total operating expenses...........    6,891     7,641     8,483    12,416     18,846     18,191     15,429     38,568
                                     -------   -------   -------   -------   --------   --------   --------   --------
Loss from operations...............   (3,094)   (2,885)   (2,825)   (4,823)   (13,449)   (23,842)   (11,982)   (40,602)
Interest and other income
  (expense), net...................     (142)      936     1,027     1,446        885        710        521        216
                                     -------   -------   -------   -------   --------   --------   --------   --------
Loss before cumulative effect of
  change in accounting principle...   (3,236)   (1,949)   (1,798)   (3,377)   (12,564)   (23,132)   (11,461)   (40,386)
Cumulative effect of change in
  accounting principle.............       --        --        --        --     (5,300)        --         --         --
                                     -------   -------   -------   -------   --------   --------   --------   --------
  Net loss.........................  $(3,236)  $(1,949)  $(1,798)  $(3,377)  $(17,864)  $(23,132)  $(11,461)  $(40,386)
                                     =======   =======   =======   =======   ========   ========   ========   ========
  Net loss per basic share before
    cumulative effect of change in
    accounting principle...........  $ (0.58)  $ (0.09)  $ (0.07)  $ (0.13)  $  (0.46)  $  (0.83)  $  (0.41)  $  (1.42)
Cumulative effect of change in
  accounting principle.............       --        --        --        --   $  (0.20)        --         --         --
                                     -------   -------   -------   -------   --------   --------   --------   --------
Net loss per basic share...........  $ (0.58)  $ (0.09)  $ (0.07)  $ (0.13)  $  (0.66)  $  (0.83)  $  (0.41)  $  (1.42)
                                     =======   =======   =======   =======   ========   ========   ========   ========
Shares used in computing loss per
  share............................    5,626    21,199    25,614    26,441     27,125     27,782     27,889     28,411

                             GADZOOX NETWORKS, INC.

     The following information below has been included to demonstrate the effect on the first three quarters of the year ended March 31, 2001 as if the change in accounting principle had been applied as of the beginning of the year ended March 31, 2001, and to reconcile the differences with amounts previously reported for those quarterly periods (in thousands):

                                                                   QUARTER ENDED
                                                     -----------------------------------------
                                                     JUN 30,    SEP 30,    DEC 31,    MAR 31,
                                                       2000       2000       2000       2001
                                                     --------   --------   --------   --------
Net revenues
  As previously reported...........................  $  9,002   $  7,219   $  7,220   $  6,444
  Effect of change in accounting principle.........     1,856        832        717         --
                                                     --------   --------   --------   --------
  As restated in first three quarters and reported
     in fourth quarter.............................  $ 10,858   $  8,051   $  7,937   $  6,444
                                                     --------   --------   --------   --------
Gross profit (loss)
  As previously reported...........................  $  3,779   $ (6,397)  $  2,900   $ (2,034)
  Effect of change in accounting principle.........     1,618        746        547         --
                                                     --------   --------   --------   --------
  As restated in first three quarters and reported
     in fourth quarter.............................  $  5,397   $ (5,651)  $  3,447   $ (2,034)
                                                     ========   ========   ========   ========
Net loss
  As previously reported...........................   (14,182)   (23,878)   (12,008)   (40,386)
  Effect of change in accounting principle.........     1,618        746        547         --
                                                     --------   --------   --------   --------
  Cumulative effect of change in accounting
     principle.....................................    (5,300)        --         --         --
  As restated in first three quarters and reported
     in fourth quarter.............................  $(17,864)  $(23,132)  $(11,461)  $(40,386)
                                                     ========   ========   ========   ========
Net income (loss) per basic share:
Net income (loss) per share before cumulative
  effect of change in accounting principle as
  previously reported..............................  $  (0.52)  $  (0.86)  $  (0.43)  $  (1.42)
  Effect of change in accounting principle.........      0.06       0.03       0.02         --
                                                     --------   --------   --------   --------
  As restated in first three quarters and reported
     in fourth quarter.............................     (0.46)     (0.83)     (0.41)     (1.42)
Cumulative effect of change in accounting
  principle........................................     (0.20)        --         --         --
                                                     --------   --------   --------   --------
Net income (loss) after cumulative effect of change
  in accounting principle..........................  $  (0.66)  $  (0.83)  $  (0.41)  $  (1.42)
                                                     ========   ========   ========   ========
Shares used in computing income (loss) per share:
  Basic............................................    27,125     27,782     27,889     28,411

                             GADZOOX NETWORKS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT
                                            BEGINNING    CHARGED TO COSTS                 BALANCE AT
DESCRIPTION                                 OF PERIOD      AND EXPENSES     DEDUCTIONS   END OF PERIOD
-----------                                 ----------   ----------------   ----------   -------------
Year ended March 31, 1999
  Allowance for returns and doubtful
     accounts.............................   $ 65,000      $    88,535      $    3,535    $  150,000
Year ended March 31, 2000
  Allowance for returns and doubtful
     accounts.............................   $150,000      $   463,667      $   13,667    $  600,000
Year ended March 31, 2001
  Allowance for returns and doubtful
     accounts.............................   $600,000      $   172,000      $  422,000    $  350,000
  Restructuring reserve...................   $     --      $ 2,513,000      $1,826,000    $  687,000
Inventory:
Year ended March 31, 1999
  Inventory reserves......................   $150,000      $    73,000      $   73,000    $  150,000
Year ended March, 31, 2000
  Inventory reserves......................   $150,000      $   150,000      $  150,000    $  150,000
Year ended March 31, 2000
  Inventory reserves......................   $150,000      $10,600,000      $2,485,000    $8,265,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding our directors is incorporated by reference from "Election of Directors -- Directors and Nominees" in our Proxy Statement for our 2001 Annual Meeting of Stockholders. The required information concerning executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

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

        Schedule II -- Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

     (3) Exhibits:

NUMBER                            DESCRIPTION OF DOCUMENT
------                            -----------------------
 3.1(a)    --   Amended and Restated Certificate of Incorporation
 3.2(a)    --   Amended and Restated Bylaws
 4.1(a)    --   Specimen Common Stock Certificate
 4.2(f)    --   Registration Rights Agreement between Gadzoox and Societe
                General dated as of June 28, 2001.
 4.3(f)    --   Registration Rights Agreement between Gadzoox and purchasers of Gadzoox common stock dated May 25, 2001
 4.4(g)    --   Registration Rights Agreement between Gadzoox and purchasers of Gadzoox common stock dated August 30, 2001.
10.1(a)    --   Form of Indemnification Agreement between Gadzoox and each of its directors and officers
10.2(a)    --   Amended and Restated 1993 Stock Plan and form of agreements thereunder
10.3(a)    --   1999 Employee Stock Purchase Plan and form of agreements
                thereunder
10.4(a)    --   1999 Director Option Plan and form of agreement thereunder
10.5(a)    --   Agreement for electronic manufacturing services between
                Gadzoox and Sanmina Corporation dated December 29, 1998
10.6(a)    --   Convertible Subordinated Promissory Note, dated October 12,
                1998, made by Gadzoox and payable to Seagate Technology,
                Inc.
10.7(a)    --   Change of Control Agreement between Gadzoox and K. William
                Sickler, as amended
10.8(a)    --   Change of Control Agreement between Gadzoox and Kent
                Bridges.
10.9(a)    --   Restricted Stock Purchase Agreement between Gadzoox and K.
                William Sickler
10.10(a)   --   Compaq Computer Corporation Purchase Agreement -- JIT
                Program, entered into as of June 13, 1997, by Compaq
                Computer Corporation and Gadzoox
10.11(a)   --   First Amended and Restated Registration and Information
                Rights Agreement, dated as of October 12, 1998
10.12(a)   --   Warrant to purchase shares of Series F Preferred Stock of
                the Gadzoox issued to Comdisco, Inc.

NUMBER                            DESCRIPTION OF DOCUMENT
------                            -----------------------
10.13(a)   --   Warrant to purchase shares of Series G Preferred Stock of
                Gadzoox issued to Comdisco, Inc.
10.14(a)   --   First Amended and Restated Series F, G and H Preferred
                Stockholders' Agreement, dated as of October 12, 1998
10.15(b)   --   Agreement and Plan of Reorganization between Gadzoox,
                Gadzoox Acquisition Corporation and SmartSAN Systems, Inc.
                dated as of March 2, 2000
10.16(c)   --   Lease Amendment #2 between Gadzoox and Mission West
                Properties, L.P. II dated as of April 21, 2000
10.17(c)   --   Lease Agreement and Lease Amendment #1 between Gadzoox and
                Mission West Properties, L.P. II dated August 13, 1998 and
                December 31, 1998, respectively
10.18(d)   --   Employment, Change of Control and Severance Agreement
                between Gadzoox and Michael Parides dated as of September 1,
                2000
10.19(d)   --   Employment, Change of Control and Severance Agreement
                between Gadzoox and Ronald G. von Trapp dated as of
                September 29, 2000
10.20(e)   --   Change of Control Agreement between Gadzoox and Wayne
                Rickard effective as of October 20, 2000
10.21(e)   --   Change of Control Agreement between Gadzoox and Clark Foy
                effective as of October 20, 2000
10.22(e)   --   Change of Control Agreement between Gadzoox and Steve Dalton effective as of October 20, 2000
10.23(f)   --   Office Lease between Gadzoox and Irvine Oaks Realty Holding
                Co., Inc. dated as of October 1999
10.24(f)   --   Loan Agreement between Gadzoox, Clark Foy and Catherine Foy dated as of June 26, 2000
10.25(f)   --   First Amendment to Office Lease between Gadzoox and Oaks
                Realty Holding Co., Inc. dated as of June 30, 2000
10.26(f)   --   Second Amendment to Office Lease between Gadzoox and Oaks
                Realty Holding Co., Inc. dated as of September 18, 2000
10.27(f)   --   Change of Control Agreement between Gadzoox and Kristin
                Strout dated as of February 20, 2001
10.28(f)   --   Lease Amendment Agreement #3 between Gadzoox and Mission
                West Properties, L.P. II dated as of March 23, 2001
10.29(f)   --   Change of Control Agreement between Gadzoox and Ed Turner
                dated as of March 26, 2001
10.30(f)   --   Equity Line Financing Agreement between Gadzoox and Societe
                Generale dated as of June 28, 2001.
18.1(f)    --   Letter regarding change in accounting principles
23.1       --   Consent of Arthur Andersen LLP, Independent Public
                Accountants
24.1(f)    --   Power of Attorney

---------------

(a) Incorporated by reference from Gadzoox' Registration Statement on Form S-1 (Reg. No. 333-78029), as amended.

(b) Incorporated by reference from Gadzoox' Current Report on Form 8-K filed on March 16, 2000.

(c) Incorporated by reference from Gadzoox' Annual Report on Form 10-K filed on June 29, 2000.

(d) Incorporated by reference from Gadzoox' Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000 filed on March 30, 2001.

(e) Incorporated by reference from Gadzoox' Quarterly Report on Form 10Q/A for the quarter ended December 31, 2000 filed on March 30, 2001.

(f)  Previously filed.

(g) Incorporated by reference from Gadzoox' Current Report on Form 8-K filed on September 6, 2001.

        (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GADZOOX NETWORKS, INC.

                                          By:      /s/ MICHAEL PARIDES
                                            ------------------------------------
                                                      Michael Parides
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Dated: September 27, 2001

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                    TITLE                       DATE
                    ----                                    -----                       ----



             /s/ MICHAEL PARIDES                  President, Chief Executive     September 28, 2001
---------------------------------------------        Officer and Director
               Michael Parides                  (Principal Executive Officer)




            /s/ DAVID P. EICHLER*                Vice President, Finance and     September 28, 2001
---------------------------------------------      Chief Financial Officer
              David P. Eichler                     (Principal Financial and
                                                     Accounting Officer)




              /s/ MILTON CHANG*                            Director              September 28, 2001
---------------------------------------------
                Milton Chang




             /s/ ROBERT KUHLING*                           Director              September 28, 2001
---------------------------------------------
               Robert Kuhling




              /s/ STEVEN WEST*                             Director              September 28, 2001
---------------------------------------------
                 Steven West




             /s/ SYLVIA SUMMERS*                           Director              September 28, 2001
---------------------------------------------
               Sylvia Summers




          *By: /s/ MICHAEL PARIDES                                               September 28, 2001
 ------------------------------------------
               Michael Parides
              Attorney-in-fact

                                 EXHIBIT INDEX

NUMBER                            DESCRIPTION OF DOCUMENT
------                            -----------------------
 3.1(a)    --   Amended and Restated Certificate of Incorporation
 3.2(a)    --   Amended and Restated Bylaws
 4.1(a)    --   Specimen Common Stock Certificate
 4.2(f)    --   Registration Rights Agreement between Gadzoox and Societe
                General dated as of June 28, 2001.
 4.3(f)    --   Registration Rights Agreement between Gadzoox and purchasers of Gadzoox common stock dated May 25, 2001
 4.4(g)    --   Registration Rights Agreement between Gadzoox and purchasers of Gadzoox common stock dated August 30, 2001.
10.1(a)    --   Form of Indemnification Agreement between Gadzoox and each of its directors and officers
10.2(a)    --   Amended and Restated 1993 Stock Plan and form of agreements thereunder
10.3(a)    --   1999 Employee Stock Purchase Plan and form of agreements
                thereunder
10.4(a)    --   1999 Director Option Plan and form of agreement thereunder
10.5(a)    --   Agreement for electronic manufacturing services between
                Gadzoox and Sanmina Corporation dated December 29, 1998
10.6(a)    --   Convertible Subordinated Promissory Note, dated October 12,
                1998, made by Gadzoox and payable to Seagate Technology,
                Inc.
10.7(a)    --   Change of Control Agreement between Gadzoox and K. William
                Sickler, as amended
10.8(a)    --   Change of Control Agreement between Gadzoox and Kent
                Bridges.
10.9(a)    --   Restricted Stock Purchase Agreement between Gadzoox and K.
                William Sickler
10.10(a)   --   Compaq Computer Corporation Purchase Agreement -- JIT
                Program, entered into as of June 13, 1997, by Compaq
                Computer Corporation and Gadzoox
10.11(a)   --   First Amended and Restated Registration and Information
                Rights Agreement, dated as of October 12, 1998
10.12(a)   --   Warrant to purchase shares of Series F Preferred Stock of
                the Gadzoox issued to Comdisco, Inc.
10.13(a)   --   Warrant to purchase shares of Series G Preferred Stock of
                Gadzoox issued to Comdisco, Inc.
10.14(a)   --   First Amended and Restated Series F, G and H Preferred
                Stockholders' Agreement, dated as of October 12, 1998
10.15(b)   --   Agreement and Plan of Reorganization between Gadzoox,
                Gadzoox Acquisition Corporation and SmartSAN Systems, Inc.
                dated as of March 2, 2000
10.16(c)   --   Lease Amendment #2 between Gadzoox and Mission West
                Properties, L.P. II dated as of April 21, 2000
10.17(c)   --   Lease Agreement and Lease Amendment #1 between Gadzoox and
                Mission West Properties, L.P. II dated August 13, 1998 and
                December 31, 1998, respectively
10.18(d)   --   Employment, Change of Control and Severance Agreement
                between Gadzoox and Michael Parides dated as of September 1,
                2000
10.19(d)   --   Employment, Change of Control and Severance Agreement
                between Gadzoox and Ronald G. von Trapp dated as of
                September 29, 2000
10.20(e)   --   Change of Control Agreement between Gadzoox and Wayne
                Rickard effective as of October 20, 2000
10.21(e)   --   Change of Control Agreement between Gadzoox and Clark Foy
                effective as of October 20, 2000
10.22(e)   --   Change of Control Agreement between Gadzoox and Steve Dalton effective as of October 20, 2000
10.23(f)   --   Office Lease between Gadzoox and Irvine Oaks Realty Holding
                Co., Inc. dated as of October 1999
10.24(f)   --   Loan Agreement between Gadzoox, Clark Foy and Catherine Foy dated as of June 26, 2000

NUMBER                            DESCRIPTION OF DOCUMENT
------                            -----------------------
10.25(f)   --   First Amendment to Office Lease between Gadzoox and Oaks
                Realty Holding Co., Inc. dated as of June 30, 2000
10.26(f)   --   Second Amendment to Office Lease between Gadzoox and Oaks
                Realty Holding Co., Inc. dated as of September 18, 2000
10.27(f)   --   Change of Control Agreement between Gadzoox and Kristin
                Strout dated as of February 20, 2001
10.28(f)   --   Lease Amendment Agreement #3 between Gadzoox and Mission
                West Properties, L.P. II dated as of March 23, 2001
10.29(f)   --   Change of Control Agreement between Gadzoox and Ed Turner
                dated as of March 26, 2001
10.30(f)   --   Equity Line Financing Agreement between Gadzoox and Societe
                Generale dated as of June 28, 2001.
18.1(f)    --   Letter regarding change in accounting principles
23.1       --   Consent of Arthur Andersen LLP, Independent Public
                Accountants
24.1(f)    --   Power of Attorney

---------------

(a) Incorporated by reference from Gadzoox' Registration Statement on Form S-1 (Reg. No. 333-78029), as amended.

(b) Incorporated by reference from Gadzoox' Current Report on Form 8-K filed on March 16, 2000.

(c) Incorporated by reference from Gadzoox' Annual Report on Form 10-K filed on June 29, 2000.

(d) Incorporated by reference from Gadzoox' Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000 filed on March 30, 2001.

(e) Incorporated by reference from Gadzoox' Quarterly Report on Form 10Q/A for the quarter ended December 31, 2000 filed on March 30, 2001.

(f)  Previously filed.

(g) Incorporated by reference from Gadzoox' Current Report on Form 8-K filed on September 6, 2001.