Form 10-K/A
period 2001-03-31
GADZOOX NETWORKS INC
filed 2001-10-26
CIK 1084722

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

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $101,115,958 as of May 25, 2001, based upon the closing price on the NASDAQ National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on June 18, 2001 was 34,062,214 shares.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission are incorporated by reference to Part III of this Annual Report on Form 10-K Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GADZOOX NETWORKS, INC.

                                   FORM 10-K

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I..................................................................    2

  Item 1.   Business....................................................    2
  Item 2.   Properties..................................................   19
  Item 3.   Legal Proceedings...........................................   19
  Item 4.   Submission of Matters to a Vote of Security Holders.........   20

PART II.................................................................   20

  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   20
  Item 6.   Selected Financial Data.....................................   21
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   22
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risks.......................................................   51
  Item 8.   Financial Statements And Supplementary Data.................  F-1
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   52

PART III................................................................   52

  Item 10.  Directors and Executive Officers of the Registrant..........   52
  Item 11.  Executive Compensation......................................   52
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   52
  Item 13.  Certain Relationships and Related Transactions..............   52

PART IV.................................................................   53

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   53

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

                                                                 SALE PRICE
                                                              -----------------
                                                               HIGH       LOW
                                                              -------   -------
Fiscal 2002:
  Third Quarter (through October 25, 2001)..................  $ 1.240   $ 0.920
  Second Quarter............................................  $ 3.190   $ 0.99
  First Quarter.............................................  $ 3.650   $ 1.500
Fiscal 2001:
  Fourth Quarter............................................  $ 5.062   $ 1.468
  Third Quarter.............................................  $ 6.750   $ 2.093
  Second Quarter............................................  $14.125   $ 6.968
  First Quarter.............................................  $46.750   $13.687
Fiscal 2000
  Fourth Quarter............................................  $72.125   $37.500
  Third Quarter.............................................  $86.625   $43.563
  Second Quarter (from July 20, 1999).......................  $97.125   $53.875

     In April 2000, we issued an aggregate of 239,444 unregistered shares of our common stock to the former stockholders of SmartSAN Systems, Inc. ("SmartSAN") in connection with the merger of SmartSAN with one of our wholly owned subsidiaries. The issuance was except from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D based on the representations by the former stockholders of SmartSAN that they did not have a present view towards a distribution of the shares and there was no general advertisement conducted in connection with the issuance of the shares.

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

     In connection with the May 2001 sale of common stock, the Company issued a warrant to purchase 168,000 shares of common stock to its financial advisor for its assistance in the investor search. The warrant is immediately exercisable at $4.14 per share, is nonforfeitable and expires three years from the date of grant.

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

  Gross Margins

     Gross margins decreased in absolute dollars by $20.6 million, or 95%, during fiscal 2001 compared to fiscal 2000. As a percentage of sales, gross margins declined from 45.5% in fiscal 2000 to 3.5% in fiscal 2001. The decrease in gross margin during fiscal 2001 compared to fiscal 2000 was primarily due to:

     - increased reserves for excess and obsolete inventory in fiscal 2001 -- we wrote off approximately $2.5 million of unsellable material and increased our reserves for excess and obsolete inventory by approximately $10.6 million based on the forecasted demand for the next 12 months;

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

  Inventory and Accounts Receivable Charges and Reserves

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

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

  WE HAVE INCURRED NET LOSSES IN EVERY FISCAL QUARTER SINCE OUR INCEPTION IN 1992 AND WE MAY NEVER BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

     We have incurred net losses in every fiscal quarter since our inception in 1992, most recently a net loss of $9.2 million in our quarter ended September 30, 2001. We incurred a net loss in fiscal 2001 of $92.8 million and we had an accumulated deficit of $151.2 million as of September 30, 2001. If we are unable to increase revenue so that we achieve profitability, our operating results will suffer and the price of our common stock may fall. We expect to incur significant product development, sales and marketing and general and administrative expenses as we focus our business on the design, development, manufacturing and sales of fibre channel switching products, in particular our two-gigabit Slingshot product line. Our first Slingshot product only became commercially available in July 2001. Because we have switched the focus of our business to our switch products and continue to phase out our Gibralter hub product line, we do not expect to generate substantial revenue in the future from the sales of our hub products. In fiscal 2001, of our $33.3 million in total revenue, $24.6 million, or 74%, was attributable to sales of our Gibralter hub products, and only $8.7 million, or 26%, was derived from sales of our switch products. In the six months ended September 30, 2001, of our $11.6 million in revenue, $6.0 million, or 52%, was attributable to sales of our switch products and $5.6 million, or 48%, was attributable to our Gibralter hub products. To date, all of our revenue from sales of our switch products have been attributable to our Capellix product line. Our future operating results will depend on many factors, including the growth of the fibre channel switching market and market acceptance of our new switching products. We may never be able to achieve or sustain profitability.

  WE HAVE LIMITED WORKING CAPITAL AND WE WILL NEED TO RAISE ADDITIONAL FINANCING TO SUSTAIN OUR BUSINESS.

     We had only $15.1 million in working capital available as of September 30, 2001. We have never been profitable and we used $51.0 million of cash for operating activities in fiscal 2001, and approximately $17.0 million for the six months ended September 30, 2001. If we are unable to raise additional financing or if sales of our storage area network products are lower than we expect, we may be unable to sustain our business. Additional financing may not be available to us when and as required on commercially reasonable terms, if at all. In the event we are able to obtain additional financing, the issuance of equity or equity-related securities will dilute the ownership interest of our existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our business. Issuance of debt securities could also impair our financial condition and interest payments could have an adverse effect on our results of operation. If we are unable to raise additional capital or if sales from our switching products are lower than expected, we will be required to make a significant reduction in operating expenses and capital expenditures in fiscal 2002 to ensure that we will have adequate cash reserves to fund operations through the end of fiscal 2002 and beyond. Additionally, we would be required to explore strategic alternatives, which may include a merger, asset sale or another comparable transaction or form a joint venture with a strategic partner or partners to provide additional capital resources to fund operations. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business or face bankruptcy.

  WE MAY NOT BE ABLE TO DRAW DOWN A SUFFICIENT AMOUNT OF FUNDS UNDER OUR EQUITY LINE FINANCING ARRANGEMENT TO FUND OUR OPERATIONS.

     The terms of our equity line financing agreement with Societe Generale, or SG, limit our ability to draw down funds under this financing line. As a consequence, we may not be able to draw down a sufficient amount of funds under the equity line to fund our operations and we will, in all likelihood, need to raise additional funds. On June 28, 2001, we entered into an equity line with SG pursuant to which we have the right to sell to SG, and SG has the obligation to purchase, up to $20 million of our common stock over a two year period ending June 28, 2003. In addition, under the terms of an agreement entered into with Shoreline Pacific Institutional Finance (the institutional division of Financial West Group), the placement agent we engaged in connection with the equity line, we are obligated to pay a fee to Shoreline equal to 2% of the funds we draw down under this equity line.

     Under our equity line with SG, we can elect to sell a specific dollar amount of our common stock based upon the price and trading volume of our common stock during the 30 trading days prior to a draw down. Assuming the Company attempted to draw down funds and delivered such draw down notice to SG on October 22, 2001 and based on the $1.16 average volume weighted average price of our common stock for the five trading days preceding October 22, 2001 and the 140,793 assumed average daily trading volume of our shares during the 30 trading days preceding October 22, 2001, we would not be able to draw any funds under the equity line because our maximum draw down amount under these assumptions is $82,011 which is less than the minimum draw down amount permitted under the equity line. In addition, in the event our stock price is less than $1.00, we will not be able to draw down any funds under the equity line. Because our right to sell shares under the equity line agreement is subject to a number of conditions we may not be able to sell our shares of common stock under the equity line agreement when we wish or need. Consequently, we may not be able to raise sufficient capital under the equity line to fund our operations. In addition, in the event the equity line is terminated before we have drawn down at least $5 million, we will be required to pay a commitment fee of 6% of the amount of the $5 million not drawn down, up to a maximum fee of $300,000. This commitment fee will also become payable prior to the termination of the equity line if one of the following events occurs:

     - if a registration statement covering the shares purchased by SG under the equity line is not declared effective by December 25, 2001 or if this registration statement loses its effectiveness for 20 consecutive trading days or for more than 80 trading days in any twelve month period.

     - if we breach any material representation, warranty or covenant contained in the equity line financing agreement or the related registration rights agreement.

     - if we fail to issue stock to SG in accordance with the terms of the equity line financing agreement, fail to remove any restrictive legends on such stock, or otherwise fail to uphold our obligations under the equity line and such breach is not cured within 5 trading days after we receive notice describing the breach from SG.

     - if we sell all or substantially all of our assets, merge or consolidate with another company and we are not the surviving entity, or if we effect a transaction or series of transaction whereby more than 50% of our voting power is sold.

     - if our stock price trades below $1.00 for more than 30 consecutive trading days.

  IF WE DRAW DOWN UNDER OUR EQUITY LINE FINANCING ARRANGEMENT WITH SG, OUR STOCKHOLDERS WILL BE DILUTED, POTENTIALLY SUBSTANTIALLY, AND OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY. SG MAY ENGAGE IN SHORT-SELLING ACTIVITIES THAT COULD RESULT IN DECLINES IN THE TRADING PRICE OF OUR COMMON STOCK WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

     Under the terms of our equity line with SG, we have the right to require that SG purchase shares of our common stock, subject to certain conditions. The shares of common stock that we sell to SG will be sold at a 6% discount to the daily volume weighted average price of our common stock during each day of the draw down period. If we were to draw down the entire $20,000,000 equity line at the minimum purchase price of $0.94, we would be required to issue 21,276,596 shares of our common stock, or 54.1% of our currently outstanding common stock, which would result in substantial dilution to our current stockholders. In addition, SG's subsequent resale to the public of the shares it purchases under the equity line may result in an immediate and significant drop in our stock price. Furthermore, SG may engage in short-selling activities with respect to our common stock which could also cause the trading price of our stock to decline. In addition, The

Nasdaq National Market has a continued listing requirement that the minimum bid price of our common stock must exceed $1.00 and if the minimum bid price of our common stock falls below this threshold for 30 consecutive days our stock could be delisted from The Nasdaq National Market. On October 25, 2001, the closing sales price of our common stock as reported by The Nasdaq National Market was $1.13. Note that in September 2001, The Nasdaq National Market announced that it was suspending the minimum bid requirement until January 2, 2001. If there is a significant drop in our stock price as a result of sales of our stock made under the equity line, short-selling activities by SG or otherwise, this could materially adversely affect our ability to raise additional funding and to attract and retain customers and distributors and quality personnel, which could lead to business failure.

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

     Continued listing on The Nasdaq National Market currently requires, among other things, that we have either stockholders' equity in excess of $10.0 million or that our net tangible assets exceed $4.0 million. The Nasdaq National Market is in the process of phasing out this net tangible assets test and, after November 1, 2002, we must meet the $10 million stockholders' equity requirement. As of September 30, 2001, our stockholders' equity was approximately $2.4 million and our net tangible assets were approximately $2.4 million. Consequently, as of September 30, 2001 we did not meet The Nasdaq National Market continued listing requirements for either the $10 million stockholder's equity test or the $4 million net tangible asset test. To date we have not received notice from The Nasdaq National Market regarding our failure to comply with this continued listing requirement. In May 2001 and August 2001, we sold an aggregate of 10,600,000 shares of common stock resulting in net proceeds of approximately $21.6 million. The net proceeds from May 2001 and August 2001 private placements are not currently reflected as stockholder's equity on our balance sheet because the shares sold in these transactions will be redeemable if the registration statements covering the resale of these shares are not declared effective by the SEC prior to 360 days after the date the shares were originally issued. Consequently, the proceeds from the sale of the shares are currently recorded outside stockholders equity as redeemable common stock. If the SEC declares effective the registration statements relating to the resale of shares of our common stock sold in these private placements, our stockholders' equity and net tangible assets will increase by approximately $21.6 million. However, we expect to incur additional losses in future quarters which would affect our ability to meet The Nasdaq National Market continued listing standards for the minimum stockholder's equity and minimum net tangible assets tests. Furthermore, continued listing on The Nasdaq National Market requires that the minimum bid price of our common stock exceed $1.00. If the minimum bid price of our common stock is below the $1.00 threshold for 30 consecutive days, we will not meet The Nasdaq National Market continued listing requirement. The closing sales price of our common stock as of October 25, 2001 as reported by The Nasdaq National Market was $1.13. Please note however that in September 2001, The Nasdaq National Market announced that it was suspending the minimum bid requirement until January 2, 2002.

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

     We incurred $91.0 million in operating expenses in fiscal 2001, and approximately $24.1 million in the six month period ended September 30, 2001. We may not be able to reduce our operating expenses sufficiently to reduce our net losses which were $92.8 million in fiscal 2001 and $18.5 million in the six month period ended September 30, 2001. In March 2001, we implemented a reduction of force decreasing our headcount by 27 employees. In August 2001 and October 2001, we implemented a second and third reduction of force decreasing our headcount by an additional 42 employees. We are also attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. In addition, future cost-cutting measures could include additional reductions in force. If we are unable to reduce our operating expenses sufficiently, we may not be able to reduce our net losses or sustain our business. This may impair our ability to attract additional financing on commercially reasonable terms or at all. Our ability to successfully reduce our operating costs could materially affect our quarterly and annual operating results.

  WE ONLY RECENTLY BEGAN SELLING FIBRE CHANNEL SWITCH PRODUCTS AND OUR ABILITY TO SUCCESSFULLY SELL OUR CAPELLIX AND SLINGSHOT SWITCH PRODUCTS IS DIFFICULT TO EVALUATE. CONSEQUENTLY, OUR OPERATING RESULTS WILL BE DIFFICULT TO FORECAST.

     In the quarter ended March 31, 2001, we decided to focus our business on selling fibre channel switch products, a segment of the storage area network market that we have not historically competed in. In fiscal 2001, of our $33.3 million in total revenue, $24.6 million, or 74%, was attributable to sales of our Gibraltar hub products and only $8.7 million, or 26% of our total revenue, derived from sales of our switch products. In the six month period ended September 30, 2001, of our $11.6 million in revenue, $6.0 million, or 52%, was attributable to our switch products and $5.6 million, or 48%, was attributable to our hub products. We plan to phase out our Gibralter hub product line and focus on our switch products. We only began selling our Capellix switch products in September 1999 and we expect much of our future revenue to come from sales of our two-gigabit Slingshot products, the first of which only became commercially available in July 2001.

     Because we do not have a substantial history in selling switch products and because of the rapidly evolving nature of the storage area network market generally, there is limited financial and operating data with which to evaluate our performance and prospects. Further, we plan our operating expenses based primarily on our revenue projections. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. The revenue and income potential of our switch products is unproven and our historical performance is not likely to be indicative of future performance. If we do not achieve our expected revenue growth, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline. We may not be able to successfully penetrate the market for storage area network switch products, attract and retain original equipment manufacturer customers and distributors for these products or achieve or sustain profitability. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face as a company that is focusing its business on selling products in a segment of the market different from its historical operations, a market segment that is rapidly evolving and intensely competitive. We also expect sales of our switch products to have lower margins, at least for the foreseeable future, than we have recently experienced with our hub products which could materially adversely affect our quarterly and annual operating results. We have been able to increase our margins on sales of our hub products as our costs to produce these products have decreased over time. In order to compete in the switch market we have had to reduce prices while our costs to manufacture these products have remained fixed.

  IF WE ARE UNABLE TO SUCCESSFULLY MARKET AND SELL OUR SWITCH PRODUCTS, OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS WILL BE SIGNIFICANTLY REDUCED AND OUR STOCK PRICE WILL LIKELY DECLINE.

     If we are unable to successfully penetrate the fibre channel switch market, our revenue will continue to decline, our net losses will increase, we will need to raise additional funding and we may not be able to sustain our business. In the six month period ended September 30, 2001, we recorded $11.6 million in total revenue compared to $18.9 million in total revenue from the six month period ended September 30, 2000, a decrease of 39%. The quarter ended September 30, 2001 was our first quarter during which we had our two-gigabit Slingshot switch product available and we recognized only $0.4 million of our $5.1 million in total revenue that quarter from the sales of two-gigabit Slingshot product. We do not have significant experience in developing, marketing, selling and supporting switch products. In contrast, many of our competitors do have this experience and many of our competitors have significantly greater financial, technical, marketing and administrative resources than we do. In addition, many of these competitors have pre-existing relationships with the primary original equipment manufacturers that we expect to sell our switch products to. Other factors that may affect the market acceptance of our switch products, many of which are beyond our control, include the following:

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

     We depend on a few key original equipment manufacturer customers for substantially all of our revenue. In the six month period ended September 30, 2001, of our $11.6 million in total revenue, $5.2 million or 45% was due to sales to Hewlett Packard and $3.3 million or 28% was due to sales to Compaq. In fiscal 2001, of our $33.3 million in total revenue, $14.1 million or 42% was due to sales to Hewlett-Packard and $11.1 million or 33% was due to sales to Compaq. In fiscal 2000, of our $47.9 million in total revenue, $14.1 million or 29% was due to sales to Hewlett-Packard, $8.1 million or 17% was due to sales to Compaq, $15.8 million or 33% was due to sales to Bell Microproducts and $5.8 million or 12% was due to sales to Tokyo Electron. The primary reason for the decline is revenue for each of our primary original equipment manufacturer customers in fiscal 2001 as compared to fiscal 2000 was attributable to decreased demand for our hub products and slower than anticipated adoption of our Capellix fibre channel switch products. In September, 2001, Hewlett-Packard and Compaq announced that they intend to merge the two companies. If the merger is successfully completed, the combined company may buy fewer of our products than if Hewlett-Packard and Compaq were purchasing storage area network products as separate companies.

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

     We cannot be certain that we will retain our current original equipment manufacturer customers or that we will be able to recruit additional or replacement customers. Many of our original equipment manufacturers carry or utilize competing product lines. If we were to lose one or more original equipment manufacturers to a competitor, our business, results of operations and financial condition could be significantly materially adversely affected and our ability to sustain our business could be significantly impaired. Any fluctuations in demand for our products from one or more original equipment manufacturer customers could materially affect our quarterly and annual operating results.

  IF WE ARE UNABLE TO INCREASE SALES OF OUR STORAGE AREA NETWORKS PRODUCTS THROUGH OUR DISTRIBUTION CHANNEL PARTNERS AND RESELLERS, OUR OPERATING RESULTS WILL SUFFER.

     Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through original equipment manufacturers, distribution partners and resellers. We believe that expanding our sales through distribution partners and resellers is an important part of our strategy to increase sales of our switch products. The ability and willingness of our distribution partners and resellers to sell our products could materially affect our quarterly and annual operating results. Our failure to execute this strategy successfully could limit our ability to grow or sustain revenue. During fiscal 2001, approximately $6.3 million, or 19%, of our revenue was derived from sales to distribution partners and resellers. In the six month period ended September 30, 2001, approximately $2.9 million, or 25%, of our revenue was derived through these channels. As we attempt to expand our sales to distribution partners and resellers, we may increase our selling costs, as these parties generally require a higher level of customer support than our original equipment manufacturers. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Even where we are successful in establishing a distribution or reseller relationships, our agreements with the third party will likely not be exclusive, and as a result, many of our distribution partners and resellers will carry competing product lines. We believe that distribution partners and resellers are extremely important influencers of end-user customer purchase decisions. Our distribution partners and resellers may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our failure to successfully develop or manage our relationships with distribution partners and resellers could materially adversely affect our operating results.

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

     We rely on original equipment manufacturers and distribution channel partners to distribute and sell our products. As a result, our success is dependant on our ability to initiate, manage and expand our relationships with significant original equipment manufacturers and our ability to attract distribution channel partners that are able and willing to sell our products, as well as the sales efforts of these original equipment manufacturers and distribution channel partners. Our original equipment manufacturer customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new technologies, including our products. Based on our experience with our larger original equipment manufacturer customers, this evaluation process is lengthy and has historically been as long as nine months. During the slowdown of the U.S. economy in general and the market for storage area network products in particular, in 2000 and the first nine months of 2001, the sales process has lengthened to some extent, in some cases as long as 12 months. Our sales process is complex and requires significant sales, marketing and management efforts on our part. The complexity of this process increases if we must qualify our products with multiple customers at the same time. In addition, once our products have been qualified, the length of the sales cycle of each of our original equipment manufacturers may vary depending upon whether our products are being bundled with another product or are being sold as an option or add-on. Sales to distribution channel partners may also require lengthy sales and marketing cycles. Additionally, to increase sales through the distribution channel, we have made significant investments in activities designed to improve sell-through at the end-user level and we may never see significant revenue resulting from these efforts. Any delay in the sales cycle could have an adverse effect on our operating results and financial condition.

  OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE IF OUR RESULTS FAIL TO MEET INVESTORS' AND ANALYSTS' EXPECTATIONS.

     We have experienced, and expect to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. During the past three years, our operating results have varied significantly. Additionally, we began focussing our business on selling our switch products, which has not traditionally been our core business, only in the first half of calendar 2001, and we expect that our operating results may vary significantly in the future as we attempt to penetrate this market segment. Our quarterly and annual operating results are likely to continue to vary significantly in the future due to a number of factors described below and elsewhere in this "Risk Factors" section, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and operating results to fluctuate include the following:

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

     - the mix of distribution channels through which our products are sold.

     Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future periods, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may decline.

  OUR ORIGINAL EQUIPMENT MANUFACTURERS HAVE UNPREDICTABLE ORDER PATTERNS, WHICH MAY CAUSE OUR REVENUE TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

     Our original equipment manufacturer customers tend to order sporadically, and their purchases can vary significantly from quarter to quarter. Our original equipment manufacturers generally forecast expected purchases in advance, but frequently do not order as expected and tend to place purchase orders only shortly before the scheduled delivery date. We plan our operating expenses based in part on revenue projections derived from our original equipment manufacturers' forecasts. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. These order habits may cause our backlog to fluctuate significantly. Moreover, our backlog is not necessarily indicative of actual sales for any succeeding period, as orders are subject to cancellation or delay by our original equipment manufacturers with limited or no penalty. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. In the past, customers have unexpectedly reduced or cancelled orders for our products. In July 1998, Digital Equipment cancelled orders for our Bitstrip product, and in December 1998 Hewlett-Packard unexpectedly reduced orders for our Gibraltar 10-port product. More recently, in 2000 and 2001, orders for our products by original equipment manufacturers have declined significantly due to a decline in sell-through to end-user customers. The recent terrorist attacks in New York and Washington could also contribute to further weakening in general economic conditions. We expect that given the overall weak general economic condition and the weakness in the market for storage area network products in particular, our customers may continue to be slow to place orders for our products.

RISKS RELATED TO OUR INDUSTRY

  THE STORAGE AREA NETWORK MARKET IN WHICH WE COMPETE IS RELATIVELY NEW AND STILL EVOLVING, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

     Fibre channel-based storage area networks were first deployed in 1997. As a result, the market for storage area network and related storage router products has only recently begun to develop and continues to rapidly evolve. Because this market is new, it is difficult to predict its potential size or future growth rate. Our products are used exclusively in storage area networks. Accordingly, widespread adoption of storage area networks as an integral part of data-intensive enterprise computing environments is critical to our future success. Most of the organizations that potentially may purchase our products from our original equipment manufacturer customers have invested substantial resources in their existing computing and data storage systems and, as a result, potential end-user customers may be reluctant or slow to adopt a new approach, like storage area networks. Storage area networks are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a storage area network to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy storage area networks. The speed at which customers adopt current and new products for storage area networks is highly unpredictable. The rate of adoption of storage area networks as an alternative to existing data storage and management systems will materially affect our quarterly and annual operating results and the success of our business. Our success in generating revenue in this emerging market will depend on, among other things, our ability to:

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

  OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

     Our future success depends upon our ability to address the rapidly evolving storage area networks market, including changes in relevant industry standards and the changing needs of our customers by developing and introducing high-quality, technologically-progressive, cost-effective products, product enhancements and services on a timely basis. For example, the technology being deployed today in most storage area networks products is FC-AL or FC-SW. During fiscal 2001, the development of competing technologies such as Ethernet IP has been discussed by the technical community. If we are unable to design, develop and manufacture products that anticipate or incorporate new technologies that are used in storage area networks in a timely manner and efficiently utilize such new technologies in our product developments, the demand for our current products may decrease significantly, which would harm our operating results. In addition, our ability to develop, introduce, ship and support new products and product enhancements could materially affect our quarterly and annual operating results.

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

     Increased competition could also result in pricing pressures, reduced sales, reduced margins, reduced market share or the failure of our products to achieve or sustain market acceptance. Competitive pressures, including competitive technology and pricing pressures, could materially adversely affect our quarterly and annual operating results. In addition, we have limited experience competing in the market for storage area network switch products as we only began selling our Capellix switch products in September 1999 and our first Slingshot switch product became commercially available only in July 2001.

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

     Our products rely on proprietary technology and will likely continue to rely on technological advancements for market acceptance and the protection of our intellectual property rights is critical to the success of our business. To protect our intellectual property rights, we rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure. We currently hold six patents which expire between 2013 and 2016, and have five patent applications pending in the United States with respect to our storage area network technology, and are also seeking patent protection for our technology in selected international locations. The patents for our pending patent applications may never be issued. In addition, with respect to our current patents and any patent applications that are approved in the future, these patents may not provide sufficiently broad protection or they may not prove enforceable in actions against alleged infringement. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to, and distribution of, our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If we are unable to protect our intellectual property from infringement, other companies may be able to use our intellectual property to offer competitive products at lower prices.

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

     We depend upon a single source for each type of our application-specific integrated circuits, and limited sources of supply for several key components, including, but not limited to, power supplies, chassis and optical transceivers. We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. Our only agreement for the supply of components of sole or limited sources is with LSI Logic Corporation for application-specific integrated chips. We may not be able to enter into other agreements on commercially reasonable terms, if at all, with other providers of sole on limited source components. The failure to do so may adversely affect our ability to manufacture our products and harm our operating results. Qualifying a new component manufacturer and commencing volume production is expensive and time-consuming and could significantly interrupt the supply of our products. If we are required or choose to change component manufacturers, we may damage our customer relationships, which could materially adversely affect our ability to sell our products. In addition, we rely on Sanmina to procure components required for the manufacture of our products. If for any reason these component manufacturers were to stop satisfying our needs without providing us or Sanmina with sufficient warning to procure an alternate source, our ability to manufacture and sell our products could be harmed. In addition, any failure by our component manufacturers to supply us or Sanmina with their products on a timely basis could result in late deliveries of our products to our customers. Our inability to meet our delivery deadlines could adversely affect our customer relationships and, in some instances, result in termination of these relationships or potentially subject us to litigation. Our ability to obtain sufficient supplies of components, including sole or limited source components, could materially adversely affect our quarterly and annual operating results.

  DELAYS IN PRODUCT DEVELOPMENT COULD ADVERSELY AFFECT OUR BUSINESS.

     We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on our business, quarterly and annual results of operations and financial condition. Prior delays have resulted from numerous factors, such as:

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

     Our operating results will be materially adversely affected if we fail to timely develop product enhancements, if we fail to introduce new products, or if any new products or product enhancements that we develop and introduce are not broadly accepted. In addition, we must successfully manage the introduction of new or enhanced products to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet our customers' demands. As discussed above, our product development is also dependent upon obtaining product components, including components from sole or limited sources, in a timely manner.

  BECAUSE WE ORDER COMPONENTS AND MATERIALS BASED ON ROLLING FORECASTS, WE MAY OVERESTIMATE OR UNDERESTIMATE OUR COMPONENT AND MATERIAL REQUIREMENTS, WHICH COULD INCREASE OUR COSTS AND THEREBY PREVENT US FROM MEETING CUSTOMER DEMAND AND MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

     We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. As a result, component requirement forecasts made by us or Sanmina may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. We are liable for materials that Sanmina purchases on our behalf that we do not use. Any of these occurrences would negatively impact our business and quarterly and annual operating results. In the past we have overestimated the demand for certain products, which has resulted in inventory writedowns and reserves for excess and obsolete inventory. For example, during fiscal 2001 we wrote off approximately $2.5 million of inventory and increased our inventory reserves by $10.6 million.

  OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR NET REVENUES.

     Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and we have found errors in existing products. In the future we may find errors in our existing, new or enhanced products. In addition, our products are usually integrated with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our or other vendors' storage area networks products, could adversely affect sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relationship problems.

ADDITIONAL RISKS ASSOCIATED WITH OUR BUSINESS

  IF WE DO NOT HIRE, RETAIN AND INTEGRATE HIGHLY SKILLED MANAGERIAL, ENGINEERING, SALES, MARKETING, FINANCE AND OPERATIONS PERSONNEL, OUR BUSINESS MAY SUFFER.

     Our ability to successfully develop, market, sell and support our products depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, finance and operations, many of whom would be difficult to replace. The loss of the services of any of our key personnel could adversely affect our ability to implement our business plan. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing, finance and operations personnel, including executive officers. In addition, our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. Competition for these people is intense, especially in the San Francisco Bay area where our operations are headquartered. In particular, in the past we have experienced difficulty in hiring and retaining qualified application-specific integrated circuits, software, system, test and customer support engineers and executive staff and we may not be successful in attracting and retaining individuals to fill these positions. In March 2001, we implemented a reduction of force decreasing our headcount by 27 employees. In August 2001 and October

2001, we implemented a second and third reduction of force decreasing our headcount by an additional 42 employees. These reductions in force may make it difficult for us to recruit necessary personnel in the future. If we are unable to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be harmed.

  WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS.

     During fiscal 2001, approximately 28% of our total revenue were derived from international sales activities, and during fiscal 2000, international sales represented 30% of our total revenues. In the six months ended September 30, 2001, international sales represented 29% of our total revenue. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products which could materially affect our quarterly and annual operating results. Our international operations are subject to a number of risks, including:

     - multiple, protectionist, adverse and changing governmental laws and regulations;

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

  OUR BUSINESS MAY BE HARMED BY PENDING CLASS ACTION LITIGATION.

     On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., was filed against us, three of our former executive officers and Credit Suisse First Boston Corporation and BancBoston Robertson Stephens, Inc., two underwriters in our 1999 initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act against all defendants, a violation of Section 15 of the Securities Act against our former executive officers, and violations of Section 12(a)(2) of the Securities Act and
Section 10(b) of the Securities Exchange Act and Rule 10b-5, promulgated thereunder against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 19, 1999 and December 6, 2000. On June 25, 2001, a similar complaint, captioned Goldgrab
v. Gadzoox et al., was filed against Gadzoox, the former executive officers and several of the underwriters participating in our initial public offering in the Southern District of New York. The complaint is substantially identical to the Cooper complaint, except in that it alleges violations of Section 10(b) of the Exchange Act against all defendants, including Gadzoox and the individual defendants. There have been additional lawsuits filed containing allegations substantially identical to those in the Cooper and Goldgrab complaints and we anticipate that additional related lawsuits may be brought against us with substantially identical allegations to the Cooper lawsuit.

     The allegations of the complaints focus on purported actions of the underwriters in our 1999 initial public offering. The plaintiffs claim that the underwriters solicited and received excessive commissions from investors in exchange for favorable allocations of initial public offering shares. The plaintiffs also claim that the underwriters entered into agreements with their customers whereby, in exchange for favorable allocations of shares in the offering, the customers would commit to purchase additional shares in the aftermarket at pre-determined prices. The complaints filed to date, however, do not contain any particular allegations of any specific "tie-in" agreement or excessive commission received in connection with our offering specifically. The plaintiffs contend that we are liable under
Section 11 of the Securities Act because our registration statement in the initial public offering did not disclose the purported actions by the underwriters. Two of the complaints also bring claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, contending that we knew of, participated in or acted with reckless disregard to the alleged misconduct of the underwriters. We further anticipate that all such lawsuits will eventually be coordinated or consolidated with one another. We believe we have meritorious defenses to the allegations and we intend to defend the lawsuits vigorously. We do not believe that these matters will have material adverse affect on our results of operation or financial condition. However, litigation is subject to inherent uncertainties, and the disposition of the litigation could materially adversely affect our financial condition, results of operation and cash flows. The uncertainty associated with substantial unresolved litigation may also impair our relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations. Such litigation may also have the effect of discouraging potential acquirors from bidding for Gadzoox or reducing the consideration such acquirors would otherwise be willing to pay in connection with an acquisition.

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

     In connection with our May 2001 sale of 5,600,000 shares of our common stock and our August 2001 sale of an additional 5,000,000 shares of our common stock, we agreed to register these shares for resale under the Securities Act. The registration rights agreements that we entered into with our May 2001 and August 2001 investors contain provisions requiring us to pay penalties unless a registration statement covering the resale of these shares is declared effective by the SEC no later than 90 days after our sale of the common stock to the investors. With respect to the sale of the May 2001 shares, we have incurred penalty fees totalling $375,000 for not having the registration statement covering the resale of the shares effective through October 23, 2001 and we will incur additional penalties of $150,000 for each 30 day period after October 23, 2001 that the registration statement covering the resale of the shares is not effective. If the registration statement is not effective by May 2002, the investors will have the right to demand that we repurchase the shares at 110% of the original $2.65 per share price, which could result in an obligation of up to $16.3 million. With respect to the sale of the August 2001 shares, we will incur a $75,000 penalty if the registration statement covering the resale of the shares has not been declared effective by November 2001 and we will incur additional penalties of $112,500 for each subsequent 30 day period that the registration statement covering the resale of the shares is not effective. If the registration statement is not effective by August 2002, the investors will have the right to demand that we repurchase the shares at 110% of the original $1.50 per share price, which could result in an obligation of up to $8.3 million. Any penalties we are required to pay under the terms of our agreements with the May 2001 and August 2001 investors will result in losses and will hurt our operating results and financial condition.

  OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2000 through October 25, 2001, the market price has ranged from a high of $68.75 per share to a low of $0.84 per share. Several factors could impact our stock price including, but not limited to:

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
                                                              =======   =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................   F-2
Balance Sheets as of March 31, 2001 and 2000................   F-3
Statements of Operations for the years ended March 31, 2001,
  2000 and 1999.............................................   F-4
Statements of Stockholders' Equity for the years ended March
  31, 2001, 2000 and 1999...................................   F-5
Statements of Cash Flows for the years ended March 31, 2001,
  2000 and 1999.............................................   F-6
Notes to Financial Statements...............................   F-7
Schedule II -- Valuation and Qualifying Accounts............   F-27

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
                                                              =======

     The fair value of the Company's common stock was determined using the average closing market price over several days on either side of the acquisition announcement on March 2, 2000. The fair value of the SmartSAN options assumed was estimated using the Black-Scholes pricing model and assumptions consistent with those used to value options issued to employees in accordance with EITF 90-9 (See Note 7).

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

7.  COMMON STOCK

     In May 2001, the Company sold 5,600,000 shares of its common stock in a private placement transaction and received net proceeds of approximately $14.5 million. Under the terms of the purchase agreement, the Company is subject to certain financial penalties in the event that the Company fails to file an S-3 with the Securities and Exchange Commission and have the filing be declared effective by the deadlines established in the contract. In the event that the filing is not declared effective within 360 days of the date of the agreement, the Company is obligated to repurchase the shares from the investors at 110% of the original purchase price. This private placement of common stock has been recorded outside of shareholders' equity, as redeemable common stock, since the triggering event that would require the Company to repurchase the common stock is not solely within the control of the Company. This amount will remain as redeemable common stock until such time that the SEC has declared the related S-3 effective.

     Based on the Company's previous experience in dealings with the SEC, management believes that it is probable that the S-3 will be declared effective by the SEC within the deadlines established in the contract and that the Company will not be required to repurchase the common stock, and therefore the Company has

                             GADZOOX NETWORKS, INC.

not recorded any accretion to the common stock. The Company will recognize any change in the redemption value of the common stock immediately upon determining that such redemption is probable.

     In connection with this transaction, the Company issued a warrant to purchase 168,000 shares of common stock to its financial advisor for their assistance in the investor search. The warrant is immediately exercisable at $4.14 per share, is fully vested and non-forfeitable and expires three years from the date of grant. In the first quarter ending June 30, 2001, management will record the fair value of the warrant as an offering cost of $481,000, which was determined using the Black-Scholes option pricing model and the following assumptions: expected life of three years, volatility of 147%, dividend yield of 0%, and a risk-free interest rate of 4.32%.

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

     Individual customers that accounted for more that 10% of net revenues are as follows:

                                                                  YEAR ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Customer A..................................................   42%    29%    42%
Customer B..................................................   33%    17%    15%
Customer C..................................................   --     33%    10%
Customer D..................................................   --     12%    --

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

                             GADZOOX NETWORKS, INC.

     In March 2001, the Company made the decision to terminate and abandon the Axxess product line. As a result, the Company incurred approximately $0.3 million of severance costs relating to the termination of 27 employees, and incurred a further write down of approximately $1.5 million of other assets associated with the Axxess product line, including property and equipment with no alternate use and licenses related to software used in the Axxess product line. This impairment charge included a $1.0 million prepaid royalty fee relating to a software license agreement that the Company and DataCore Software Corporation ("DataCore") entered into in 1999. Under the terms of this license agreement, DataCore and the Company had agreed to work collaboratively to develop products to address both the hardware and software needs of storage area networks. The Company intended to integrate DataCore's software with the Axxess hardware and software products that were under development at the time. Pursuant to the software license agreement, the Company paid DataCore an upfront loyalty fee of $1 million during 1999 and 2000. In connection with the termination of the Axxess product line, the Company decided to write-off the entire $1.0 million prepaid royalty fee. In addition, the Company expensed an additional $0.7 million relating to future cash outlays that are expected to be incurred from exiting lease agreements for office space that will no longer be used as a result of the restructuring and consolidation into its one main facility. The Company anticipates payment of this amount in six equal monthly payments commencing April 2001.

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

     In May 2000, the Company purchased 49,164 shares of Series C Preferred Stock of DataCore for an aggregate purchase price of $999,504. In its Series C Preferred Stock round of financing, DataCore sold an aggregate of 1,750,000 shares of Series C Preferred Stock to approximately 30 investors at a purchase price of $20.33 per share for aggregate purchase price consideration of $35,577,500. The Series C Preferred Stock were voting securities and were convertible into common stock of DataCore. The Company owns less than one percent of DataCore's voting stock on an as converted to common stock basis. At the time of the investment, management initially recorded its financial investment in DataCore based on the purchase price of the shares. The Company's investment in DataCore was not contingent upon any other contractual arrangement with DataCore nor has the Company invested in any affiliate of DataCore. In March 2001, management determined the fair value of the existing equity investment in DataCore to be approximately $0. As a result of the impact of the current economic environment on DataCore's valuation and management's view that the change in valuation was less than temporary, the Company wrote down its investment to management's estimate of its fair value. As a result, the Company recognized an impairment charge of $1 million in March 2001.

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

                             GADZOOX NETWORKS, INC.

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

                             GADZOOX NETWORKS, INC.

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

                             GADZOOX NETWORKS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT
                                            BEGINNING    CHARGED TO COSTS                 BALANCE AT
DESCRIPTION                                 OF PERIOD      AND EXPENSES     DEDUCTIONS   END OF PERIOD
-----------                                 ----------   ----------------   ----------   -------------
Year ended March 31, 1999
  Allowance for returns and doubtful
     accounts.............................   $ 65,000      $    88,535      $    3,535    $  150,000
Year ended March 31, 2000
  Allowance for returns and doubtful
     accounts.............................   $150,000      $   463,667      $   13,667    $  600,000
Year ended March 31, 2001
  Allowance for returns and doubtful
     accounts.............................   $600,000      $   172,000      $  422,000    $  350,000
  Restructuring reserve...................   $     --      $ 2,513,000      $1,826,000    $  687,000
Inventory:
Year ended March 31, 1999
  Inventory reserves......................   $150,000      $    73,000      $   73,000    $  150,000
Year ended March, 31, 2000
  Inventory reserves......................   $150,000      $   150,000      $  150,000    $  150,000
Year ended March 31, 2001
  Inventory reserves......................   $150,000      $10,600,000      $2,485,000    $8,265,000

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

     (3) Exhibits:

NUMBER                        DESCRIPTION OF DOCUMENT
------                        -----------------------
 3.1(a)     Amended and Restated Certificate of Incorporation
 3.2(a)     Amended and Restated Bylaws
 4.1(a)     Specimen Common Stock Certificate
 4.2(f)     Registration Rights Agreement between Gadzoox and Societe
            General dated as of June 28, 2001.
 4.3(f)     Registration Rights Agreement between Gadzoox and purchasers of Gadzoox common stock dated May 25, 2001
 4.4(g)     Registration Rights Agreement between Gadzoox and purchasers of Gadzoox common stock dated August 30, 2001.
10.1(a)     Form of Indemnification Agreement between Gadzoox and each of its directors and officers
10.2(a)     Amended and Restated 1993 Stock Plan and form of agreements thereunder
10.3(a)     1999 Employee Stock Purchase Plan and form of agreements
            thereunder
10.4(a)     1999 Director Option Plan and form of agreement thereunder
10.5(a)     Agreement for electronic manufacturing services between
            Gadzoox and Sanmina Corporation dated December 29, 1998
10.6(a)     Convertible Subordinated Promissory Note, dated October 12,
            1998, made by Gadzoox and payable to Seagate Technology,
            Inc.
10.7(a)     Change of Control Agreement between Gadzoox and K. William
            Sickler, as amended
10.8(a)     Change of Control Agreement between Gadzoox and Kent
            Bridges.
10.9(a)     Restricted Stock Purchase Agreement between Gadzoox and K.
            William Sickler
10.10(a)    Compaq Computer Corporation Purchase Agreement -- JIT
            Program, entered into as of June 13, 1997, by Compaq
            Computer Corporation and Gadzoox
10.11(a)    First Amended and Restated Registration and Information
            Rights Agreement, dated as of October 12, 1998
10.12(a)    Warrant to purchase shares of Series F Preferred Stock of
            the Gadzoox issued to Comdisco, Inc.
10.13(a)    Warrant to purchase shares of Series G Preferred Stock of
            Gadzoox issued to Comdisco, Inc.

NUMBER                        DESCRIPTION OF DOCUMENT
------                        -----------------------
10.14(a)    First Amended and Restated Series F, G and H Preferred
            Stockholders' Agreement, dated as of October 12, 1998
10.15(b)    Agreement and Plan of Reorganization between Gadzoox,
            Gadzoox Acquisition Corporation and SmartSAN Systems, Inc.
            dated as of March 2, 2000
10.16(c)    Lease Amendment #2 between Gadzoox and Mission West
            Properties, L.P. II dated as of April 21, 2000
10.17(c)    Lease Agreement and Lease Amendment #1 between Gadzoox and
            Mission West Properties, L.P. II dated August 13, 1998 and
            December 31, 1998, respectively
10.18(d)    Employment, Change of Control and Severance Agreement
            between Gadzoox and Michael Parides dated as of September 1,
            2000
10.19(d)    Employment, Change of Control and Severance Agreement
            between Gadzoox and Ronald G. von Trapp dated as of
            September 29, 2000
10.20(e)    Change of Control Agreement between Gadzoox and Wayne
            Rickard effective as of October 20, 2000
10.21(e)    Change of Control Agreement between Gadzoox and Clark Foy
            effective as of October 20, 2000
10.22(e)    Change of Control Agreement between Gadzoox and Steve Dalton effective as of October 20, 2000
10.23(f)    Office Lease between Gadzoox and Irvine Oaks Realty Holding
            Co., Inc. dated as of October 1999
10.24(f)    Loan Agreement between Gadzoox, Clark Foy and Catherine Foy dated as of June 26, 2000
10.25(f)    First Amendment to Office Lease between Gadzoox and Oaks
            Realty Holding Co., Inc. dated as of June 30, 2000
10.26(f)    Second Amendment to Office Lease between Gadzoox and Oaks
            Realty Holding Co., Inc. dated as of September 18, 2000
10.27(f)    Change of Control Agreement between Gadzoox and Kristin
            Strout dated as of February 20, 2001
10.28(f)    Lease Amendment Agreement #3 between Gadzoox and Mission
            West Properties, L.P. II dated as of March 23, 2001
10.29(f)    Change of Control Agreement between Gadzoox and Ed Turner
            dated as of March 26, 2001
10.30       Amended and Restated Equity Line Financing Agreement between
            Gadzoox and Societe Generale dated as of October 26, 2001
10.31       Letter Agreement between Gadzoox and Shoreline Pacific
            Institutional Finance dated May 2, 2001
10.32       Terms of Engagement between LSI Logic Corporation and
            Gadzoox dated December 20, 2000
18.1(f)     Letter regarding change in accounting principles
23.1        Consent of Arthur Andersen LLP, Independent Public
            Accountants
24.1(f)     Power of Attorney

---------------

(a) Incorporated by reference from Gadzoox's Registration Statement on Form S-1 (Reg. No. 333-78029), as amended.

(b) Incorporated by reference from Gadzoox's Current Report on Form 8-K filed on March 16, 2000.

(c) Incorporated by reference from Gadzoox's Annual Report on Form 10-K filed on June 29, 2000.

(d) Incorporated by reference from Gadzoox's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000 filed on March 30, 2001.

(e) Incorporated by reference from Gadzoox's Quarterly Report on Form 10Q/A for the quarter ended December 31, 2000 filed on March 30, 2001.

(f)  Previously filed.

(g) Incorporated by reference from Gadzoox's Current Report on Form 8-K filed on September 6, 2001.

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

Dated: October 26, 2001

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                      TITLE                       DATE
                    ----                                      -----                       ----



             /s/ MICHAEL PARIDES                   President, Chief Executive       October 26, 2001
---------------------------------------------         Officer and Director
               Michael Parides                    (Principal Executive Officer)




            /s/ DAVID P. EICHLER*               Vice President, Finance and Chief   October 26, 2001
---------------------------------------------     Financial Officer (Principal
              David P. Eichler                  Financial and Accounting Officer)




              /s/ MILTON CHANG*                             Director                October 26, 2001
---------------------------------------------
                Milton Chang




             /s/ ROBERT KUHLING*                            Director                October 26, 2001
---------------------------------------------
               Robert Kuhling




              /s/ STEVEN WEST*                              Director                October 26, 2001
---------------------------------------------
                 Steven West




             /s/ SYLVIA SUMMERS*                            Director                October 26, 2001
---------------------------------------------
               Sylvia Summers




          *By: /s/ MICHAEL PARIDES                                                  October 26, 2001
 ------------------------------------------
               Michael Parides
              Attorney-in-fact

                                 EXHIBIT INDEX

NUMBER
------
 3.1(a)     Amended and Restated Certificate of Incorporation
 3.2(a)     Amended and Restated Bylaws
 4.1(a)     Specimen Common Stock Certificate
 4.2(f)     Registration Rights Agreement between Gadzoox and Societe
            General dated as of June 28, 2001.
 4.3(f)     Registration Rights Agreement between Gadzoox and purchasers of Gadzoox common stock dated May 25, 2001
 4.4(g)     Registration Rights Agreement between Gadzoox and purchasers of Gadzoox common stock dated August 30, 2001.
10.1(a)     Form of Indemnification Agreement between Gadzoox and each of its directors and officers
10.2(a)     Amended and Restated 1993 Stock Plan and form of agreements thereunder
10.3(a)     1999 Employee Stock Purchase Plan and form of agreements
            thereunder
10.4(a)     1999 Director Option Plan and form of agreement thereunder
10.5(a)     Agreement for electronic manufacturing services between
            Gadzoox and Sanmina Corporation dated December 29, 1998
10.6(a)     Convertible Subordinated Promissory Note, dated October 12,
            1998, made by Gadzoox and payable to Seagate Technology,
            Inc.
10.7(a)     Change of Control Agreement between Gadzoox and K. William
            Sickler, as amended
10.8(a)     Change of Control Agreement between Gadzoox and Kent
            Bridges.
10.9(a)     Restricted Stock Purchase Agreement between Gadzoox and K.
            William Sickler
10.10(a)    Compaq Computer Corporation Purchase Agreement -- JIT
            Program, entered into as of June 13, 1997, by Compaq
            Computer Corporation and Gadzoox
10.11(a)    First Amended and Restated Registration and Information
            Rights Agreement, dated as of October 12, 1998
10.12(a)    Warrant to purchase shares of Series F Preferred Stock of
            the Gadzoox issued to Comdisco, Inc.
10.13(a)    Warrant to purchase shares of Series G Preferred Stock of
            Gadzoox issued to Comdisco, Inc.
10.14(a)    First Amended and Restated Series F, G and H Preferred
            Stockholders' Agreement, dated as of October 12, 1998
10.15(b)    Agreement and Plan of Reorganization between Gadzoox,
            Gadzoox Acquisition Corporation and SmartSAN Systems, Inc.
            dated as of March 2, 2000
10.16(c)    Lease Amendment #2 between Gadzoox and Mission West
            Properties, L.P. II dated as of April 21, 2000
10.17(c)    Lease Agreement and Lease Amendment #1 between Gadzoox and
            Mission West Properties, L.P. II dated August 13, 1998 and
            December 31, 1998, respectively
10.18(d)    Employment, Change of Control and Severance Agreement
            between Gadzoox and Michael Parides dated as of September 1,
            2000
10.19(d)    Employment, Change of Control and Severance Agreement
            between Gadzoox and Ronald G. von Trapp dated as of
            September 29, 2000
10.20(e)    Change of Control Agreement between Gadzoox and Wayne
            Rickard effective as of October 20, 2000
10.21(e)    Change of Control Agreement between Gadzoox and Clark Foy
            effective as of October 20, 2000
10.22(e)    Change of Control Agreement between Gadzoox and Steve Dalton effective as of October 20, 2000
10.23(f)    Office Lease between Gadzoox and Irvine Oaks Realty Holding
            Co., Inc. dated as of October 1999
10.24(f)    Loan Agreement between Gadzoox, Clark Foy and Catherine Foy dated as of June 26, 2000

NUMBER
------
10.25(f)    First Amendment to Office Lease between Gadzoox and Oaks
            Realty Holding Co., Inc. dated as of June 30, 2000
10.26(f)    Second Amendment to Office Lease between Gadzoox and Oaks
            Realty Holding Co., Inc. dated as of September 18, 2000
10.27(f)    Change of Control Agreement between Gadzoox and Kristin
            Strout dated as of February 20, 2001
10.28(f)    Lease Amendment Agreement #3 between Gadzoox and Mission
            West Properties, L.P. II dated as of March 23, 2001
10.29(f)    Change of Control Agreement between Gadzoox and Ed Turner
            dated as of March 26, 2001
10.30       Amended and Restated Equity Line Financing Agreement between
            Gadzoox and Societe Generale dated as of October 26, 2001
10.31       Letter Agreement between Gadzoox and Shoreline Pacific
            Institutional Finance dated May 2, 2001
10.32       Terms of Engagement between LSI Logic Corporation and
            Gadzoox dated December 20, 2000
18.1(f)     Letter regarding change in accounting principles
23.1        Consent of Arthur Andersen LLP, Independent Public
            Accountants
24.1(f)     Power of Attorney

---------------

(a) Incorporated by reference from Gadzoox's Registration Statement on Form S-1 (Reg. No. 333-78029), as amended.

(b) Incorporated by reference from Gadzoox's Current Report on Form 8-K filed on March 16, 2000.

(c) Incorporated by reference from Gadzoox's Annual Report on Form 10-K filed on June 29, 2000.

(d) Incorporated by reference from Gadzoox's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000 filed on March 30, 2001.

(e) Incorporated by reference from Gadzoox's Quarterly Report on Form 10Q/A for the quarter ended December 31, 2000 filed on March 30, 2001.

(f)  Previously filed.

(g) Incorporated by reference from Gadzoox's Current Report on Form 8-K filed on September 6, 2001.