Form 10-Q/A
period 2001-06-30
GADZOOX NETWORKS INC
filed 2001-10-26
CIK 1084722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                                  FORM 10-Q/A

   (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                     OR



      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



                 FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 000-26541

                             GADZOOX NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      77-0308899
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)
             5850 HELLYER AVENUE
                 SAN JOSE, CA                                      95138
   (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 360-4950

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GADZOOX NETWORKS, INC.
                                  FORM 10-Q/A
                          QUARTER ENDED JUNE 30, 2001

                                     INDEX

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION.............................    2
Item 1.  Financial Statements...............................    2
  Condensed Balance Sheets..................................    2
  Condensed Statements Of Operations........................    3
  Condensed Statements Of Cash Flows........................    4
  Notes to Condensed Financial Statements...................    5
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   12
  Risk Factors..............................................   21
Item 3.  Quantitative and Qualitative Disclosure About
  Market Risks..............................................   37
PART II -- OTHER INFORMATION................................   38
Item 1.  Legal Proceedings..................................   38
Item 2.  Changes in Securities and Use of Proceeds..........   38
Item 3.  Defaults Upon Senior Securities....................   38
Item 4.  Submission Of Matters to a Vote of Security
  Holders...................................................   38
Item 5.  Other Information..................................   38
Item 6.  Exhibits and Reports on Form 8-K...................   39
SIGNATURES..................................................   40

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GADZOOX NETWORKS, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              JUNE 30, 2001   MARCH 31, 2001
                                                              -------------   --------------
                                                                       (UNAUDITED)
                                           ASSETS
Current assets:
Cash and cash equivalents...................................    $  16,905       $  10,939
  Accounts receivable, net..................................        4,219           6,083
  Inventories...............................................        7,574          10,626
  Prepaid expenses and other current assets.................          586             961
                                                                ---------       ---------
          Total current assets..............................       29,284          28,609
Property and equipment, net.................................        8,410           8,244
Other assets................................................          761             795
                                                                ---------       ---------
                                                                $  38,455       $  37,648
                                                                =========       =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............    $     770       $     924
  Accounts payable..........................................        5,295           6,176
  Accrued liabilities.......................................        4,387           6,563
  Deferred revenues.........................................        2,260           3,161
                                                                ---------       ---------
          Total current liabilities.........................       12,712          16,824
Capital lease obligations, net of current portion...........          253             403
                                                                ---------       ---------
          Total liabilities.................................       12,965          17,227
                                                                ---------       ---------
Redeemable Common Stock.....................................       14,059              --
                                                                ---------       ---------
Stockholders' equity:
  Common stock..............................................          142             142
  Additional paid-in capital................................      153,313         153,003
  Deferred compensation.....................................         (339)           (426)
  Accumulated deficit.......................................     (141,685)       (132,298)
                                                                ---------       ---------
          Total stockholders' equity........................       11,431          20,421
                                                                ---------       ---------
                                                                $  38,455       $  37,648
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

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2001   JUNE 30, 2000
                                                              -------------   -------------
Net revenues................................................     $ 6,572        $ 10,858
Cost of revenues............................................       3,497           5,461
                                                                 -------        --------
  Gross Margin..............................................       3,075           5,397
Operating expenses:
  Research and development..................................       6,626           5,519
  Sales and marketing.......................................       4,190           5,727
  General and administrative................................       1,661           1,484
  In-process research and development costs.................          --           4,900
  Amortization of goodwill and intangible assets............          --           1,048
  Amortization of deferred compensation.....................          87             168
                                                                 -------        --------
          Total operating expenses..........................      12,564          18,846
                                                                 -------        --------
Loss from operations........................................      (9,489)        (13,449)
Interest income, net........................................         102             885
                                                                 -------        --------
Loss before cumulative effect of change in accounting
  principle.................................................      (9,387)        (12,564)
Cumulative effect of change in accounting principle.........          --          (5,300)
                                                                 -------        --------
Net Loss....................................................     $(9,387)       $(17,864)
                                                                 =======        ========
Net loss per basic share before cumulative effect of change
  in accounting principle...................................     $ (0.30)       $  (0.46)
Cumulative effect of change in accounting principle.........          --           (0.20)
                                                                 -------        --------
Net loss per basic share....................................     $ (0.30)       $  (0.66)
                                                                 =======        ========
Weighted average shares used in computing loss per share....      30,818          27,125
                                                                 =======        ========

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

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
Cash Flows from Operating Activities:
  Net loss..................................................  $(9,387)   $(17,864)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation and amortization.............................    1,147         834
  Amortization of goodwill and intangible assets............       --       1,048
  In-process research and development costs.................       --       4,900
  Amortization of deferred compensation.....................       87         168
  Accrued interest..........................................       --          57
  Inventory reserve.........................................      403          --
Changes in operating assets and liabilities, net of assets
  acquired:
  Accounts receivable, net..................................    1,864       3,599
  Inventories...............................................    2,649      (3,301)
  Prepaid expenses and other assets.........................      324      (1,421)
  Accounts payable and other accrued liabilities............   (3,057)      1,074
  Deferred Revenue..........................................     (901)      1,588
                                                              -------    --------
          Net cash used in operating activities.............   (6,871)     (9,318)
                                                              -------    --------
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................   (1,248)     (1,454)
  Purchases of investments..................................       --      (1,000)
  Net cash used in the acquisition of SmartSAN, net of cash
     acquired...............................................       --      (1,167)
  Purchase of available for sale investments................       --      (1,506)
  Cash used for long term deposits..........................       20          --
                                                              -------    --------
          Net cash used in investing activities.............   (1,228)     (5,127)
                                                              -------    --------
Cash Flows from Financing Activities:
  Proceeds from convertible note............................       --       2,999
  Payments on note payable..................................       --      (3,392)
  Payments on capital lease obligations.....................     (304)       (414)
  Proceeds from issuance of common stock to employees.......       29         451
  Proceeds from issuance of redeemable common stock, net....   14,540          --
  Issuance costs related to Equity Line Financing
     Agreement..............................................     (200)         --
                                                              -------    --------
          Net cash (used in) provided by financing
           activities.......................................   14,065        (356)
                                                              -------    --------
Net increase (decrease) in cash and cash equivalents........    5,966     (14,801)
Cash and cash equivalents at beginning of period............   10,939      42,830
                                                              -------    --------
Cash and cash equivalents at end of period..................  $16,905    $ 28,029
                                                              =======    ========
Supplemental Cash Flow Information:
Cash paid for interest......................................  $    24    $     52
                                                              =======    ========
Non-cash Financing Activities:
  Fair value of warrants issued in connection with
     redeemable common stock................................  $   481    $     --
                                                              =======    ========

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

     The Company believes this change is preferable as it better recognizes the substance of demand for its products due to changes in the market place during fiscal year 2001 and will accordingly better focus the Company on, and allow investors to, better understand end-user demand trends for its products through the distribution channel.

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

2.  ACQUISITION OF SMARTSAN SYSTEMS, INC.

     On March 2, 2000, the Company entered into a definitive agreement to acquire SmartSAN Systems, Inc. ("SmartSAN"), a California company. The acquisition was completed in April 2000 and was accounted for under the purchase method of accounting. The Company acquired all of the outstanding shares of SmartSAN by issuing 239,433 shares of its common stock and assuming options to purchase 108,376 additional shares (which share number reflects the effect of the exchange ratio applied to the outstanding SmartSAN stock options at the time of the acquisition). Total consideration was as follows (in thousands):

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

                             GADZOOX NETWORKS, INC.

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

     Other acquired intangible assets, including goodwill, developed technology and other intangible assets of approximately $20.7 million were being amortized over their estimated useful lives of five years on a straight-

                             GADZOOX NETWORKS, INC.

line basis. Accordingly, for the quarter ended June 30, 2000, Gadzoox amortized approximately $1.0 million of goodwill and intangible assets.

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

     As a result of the abandonment of the related product lines and technologies, management determined that, based on an updated analysis of the SmartSAN acquisition, remaining goodwill and intangible assets totalling approximately $16.8 million had become impaired and were written off in the fourth quarter of fiscal 2001.

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

                             GADZOOX NETWORKS, INC.

     The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              (UNAUDITED)
                                                               JUNE 30,     JUNE 30,
                                                                 2001         2000
                                                              -----------   --------
Net loss....................................................    $(9,387)    $(17,864)
                                                                =======     ========
Basic:
  Weighted average shares of common stock outstanding.......     30,818       27,127
Less:
  Weighted average shares of common stock subject to
     repurchase.............................................         --           (2)
                                                                -------     --------
Weighted average shares used in computing basic net loss per
  share.....................................................     30,818       27,125
                                                                =======     ========
Net loss per basic share before cumulative effect of change
  in accounting principle...................................    $ (0.30)    $  (0.46)
Cumulative effect of change in accounting principle.........         --        (0.20)
                                                                -------     --------
Basic net loss per share....................................    $ (0.30)    $  (0.66)
                                                                =======     ========

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

5.  INVENTORIES

     Inventories are stated at the lower of cost or market, on a first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. It is possible that estimates of net realizable value can change in the near future. Inventories consist of the following (in thousands):

                                                               JUNE 30,     MARCH 31,
                                                                 2001         2001
                                                              -----------   ---------
                                                              (UNAUDITED)
Raw materials...............................................    $4,882       $ 5,157
Work-in-progress............................................        --            26
Finished Goods..............................................     2,692         5,443
                                                                ------       -------
  Total.....................................................    $7,574       $10,626
                                                                ======       =======

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

                             GADZOOX NETWORKS, INC.

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

7.  EQUITY LINE AGREEMENT

     On June 28, 2001, the Company entered into an equity line financing agreement (the "Equity Line") with Societe Generale pursuant to which the Company has the right to elect to sell and Societe Generale has the obligation to purchase up to $20 million of the Company's common stock. Pursuant to the terms of the Equity Line, the Company, from time to time, during the two year period beginning on June 28, 2001, can elect to sell (which election is referred to as a "draw down") a specific dollar amount of its common stock based upon the price and trading volume of its common stock during the thirty trading days prior to a draw down. The price per share and the actual number of shares sold by the Company pursuant to each draw down will be determined by the price and volume of trading in the Company's common stock during the five trading days following the day that the Company notifies Societe Generale of the draw down, provided that in no event will the price per share be less than the higher of $1.00 and the price set by the Company in its notice of election to make a draw upon the equity line. Under the terms of the Equity Line agreement, the Company is obligated to sell at least $5.0 million of common stock to Societe General or pay a penalty equal to 6% of any portion of such $5.0 million minimum obligation which is not sold by the Company. The Company cannot sell more than 6,812,400 shares of common stock pursuant to the Equity Line without first obtaining stockholder approval. To date the Company has not sold any shares to Societe Generale under this agreement.

     The Company is also obligated in connection with the Equity Line to file a registration statement registering the sale by Societe Generale of any shares sold by the Company. If this registration statement is not declared effective within 180 days of June 28, 2001, then Societe Generale shall have the right to terminate the Equity Line, in which event the Company shall be obligated to pay the penalty described above.

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

                             GADZOOX NETWORKS, INC.

8.  REDEEMABLE COMMON STOCK

     In May 2001, the Company sold 5,600,000 shares of its common stock in a private placement transaction and received net proceeds of approximately $14.5 million. The registration rights agreement that the Company entered into with its May 2001 investors contain provisions requiring the Company to pay penalties unless a registration statement covering the resale of these shares is declared effective by the SEC no later than 90 days after the Company's sale of the common stock to the investors. With respect to the sale of the May 2001 shares, the Company has incurred penalty fees totalling $375,000 for not having the registration statement covering the resale of the shares effective through October 23, 2001 and the Company will incur additional penalties of $150,000 for each 30 day period after October 23, 2001 that the registration statement covering the resale of the shares is not effective. If the registration statement is not effective by May 2002, the investors will have the right to demand that the Company repurchase the shares at 110% of the original $2.65 per share price, which could result in an obligation of up to $16.3 million. The shares of common stock sold in the May 2001 private placement have been recorded outside of stockholders' equity as redeemable common stock, since the triggering event that would require the Company to repurchase the common stock is not solely within the control of the Company. These shares will continue to be recorded as redeemable common stock until such time as the SEC declares the registration statement on Form S-3 related to this private placement effective.

     Based on the Company's previous experience in dealings with the SEC, the Company's management believes that it is probable that the registration statement will be declared effective by the SEC within the deadlines established in the contract and that the shares, consequently, will not ever become redeemable. Consequently, the Company has not recorded any accretion to its common stock. The Company will recognize any change in the redemption value of the common stock immediately upon determining that such redemption is probable.

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

9.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     On June 29, 2001, the FASB approved for issuance SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or

                             GADZOOX NETWORKS, INC.

exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective April 1, 2003, existing goodwill will no longer be subject to amortization. Goodwill arising after July 1, 2001 will not be subject to amortization. The adoption of SFAS No. 142 in April 2002 is not expected to have a material impact on the Company's financial statements.

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

     The Company records revenue on product sales to OEMs upon shipment and provides an allowance for product returns based on management's estimates. Allowances for estimated sales returns are provided at the time of revenue recognition. Our past product return experience may not be indicative of future product return rates. Revenue to distributors is recognized upon sell through to end-users. During the fourth quarter of fiscal 2001, the Company changed its accounting method for recognizing revenue net of appropriate reserves for sales returns when merchandise is shipped to distributors, to recognize revenue and related gross margin when the product is shipped by the distributor to end-user. The cumulative effect of this change in accounting policy in fiscal 2001 was an increase in our net loss by $5.3 million. This change in accounting policy was made effective April 1, 2000. Accordingly, certain amounts for the three month period ended June 30, 2000 have been restated to reflect this change in accounting principle. The effects of this restatement to previously reported financial information for the three months ended June 30, 2000 was disclosed in the Company's 10-K for the fiscal year ended March 31, 2001. The effects of this restatement to previously reported financial information for the three months ended June 30, 2000 were disclosed in the Company's 10-K for the fiscal year ended March 31, 2001.

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

                                                                 THREE MONTHS
                                                                     ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
Net revenues................................................     100%       100%
Cost of revenues............................................      53         50
                                                                ----       ----
  Gross margin..............................................      47         50
Operating expenses:
  Research and development..................................     101         51
  Sales and marketing.......................................      65         53
  General and administrative................................      25         14
  In-process research and development costs.................      --         45
  Amortization of goodwill and intangible assets............      --         10
  Amortization of deferred compensation.....................      --          1
                                                                ----       ----
          Total operating expenses..........................     191        174
                                                                ----       ----
Loss from operations........................................    (144)      (124)
Interest income, net........................................       1          8
                                                                ----       ----
Loss before cumulative effect of change in accounting
  principle.................................................    (143)      (116)
Cumulative effect of change in accounting principle.........      --        (49)
                                                                ----       ----
Net Loss....................................................    (143)%     (165)%
                                                                ----       ----

NET REVENUES

     Net revenues for the three months ended June 30, 2001 decreased by approximately $4.3 million or 39% to $6.6 million compared to net revenues of $10.9 million for the same quarter in fiscal 2000. The decrease in revenues during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 was primarily due to a $6.2 million decrease in sales of the older Gibraltar hub product line, which is being phased out. This decrease in sales in the hub product line was partially offset by an increase in sales from the switch products, in particular the Capellix 3000 product which is sold to distributors and resellers. During the quarter ended June 30, 2001, approximately 62% of our revenue was generated by the sale of our Capellix switch products and approximately 38% from the sale of hub products compared to 12% and 82%, respectively, in the quarter ending June 30, 2000. This overall shift and reduction of hub product sales to switch product sales has been driven by the market change of OEMs transitioning to the switch products due to the technological advantages of switches compared to hubs including a higher level of intelligence and overall performance. Additionally as the costs of switches have come down relative to hubs, the hub products are no longer as attractive to purchase as the cheaper low end product.

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

GROSS MARGIN

     Gross margins as a percentage of net revenues for the three months ended June 30, 2001 were 47%, compared to a gross margin percentage of net revenues of 50% for the three months ended June 30, 2000. The decrease in gross margins for the three months ended June 30, 2001, compared to the same period in 2000 was primarily due to lower sales volumes and fixed manufacturing costs. Additionally, our margins have decreased due to the change of our product mix between hub products and switch products. Margins on our hub products primarily sold to our OEM customers have remained higher than the margins on our switch products as we have been able to maintain historical selling prices while our costs to build the hub products has decreased. Margins on the switch products, however, have been lower as we have had to make more reductions in selling price in order to sell the product while our costs have remained fixed. This decrease was offset by the reversal of an $750,000 accrual following the favorable settlement of certain outstanding amounts due to suppliers. In June 2001, we settled a $1.2 million purchase commitment dispute with a supplier for approximately $450,000. In the previous fiscal year we had entered into a purchase order commitment for material which the Company later attempted to cancel. In March 2001, we accrued $1.2 million as part of cost of sales as we had no use for this material and were in negotiations with the supplier as to the ultimate amount to be paid. In June 2001, when the favorable settlement agreement was signed, the remaining $750,000 accrual was reversed into cost of sales and we subsequently paid the balance of $450,000 in early July, 2001. The original accrual was based on management's estimate of the likely outcome of the settlement negotiations with the suppliers and was originally recorded in fiscal year 2001.

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

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems. General and administrative expenses increased by 12% to $1.7 million for the quarter ended June 30, 2001, up from $1.5 million for the quarter ended June 30, 2000. This increase was primarily attributable to increases in personnel, additional expenses incurred related to the growth of our business, expansion of our facilities and information infrastructure and our operation as a public company. We expect general and administrative expenses to continue to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and expansion of our information infrastructure.

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

     At the time of the acquisition of SmartSAN, the Company allocated approximately $4.9 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on a risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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

INVENTORY RESERVES

     The $403,000 increase in inventory reserve during the quarter ended June 30, 2001 related to lower than expected demand for the Capellix product.

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

INTEREST INCOME, NET

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

LIQUIDITY AND CAPITAL RESOURCES

     We incurred a net loss in the year ended March 31, 2001 of $92.8 million and have an accumulated deficit of $141.7 million as of June 30, 2001. We have continuously incurred net losses from operations and used $51.0 million and $6.9 million of cash in operations for the year ended March 31, 2001 and three months ended June 30, 2001, respectively.

     At June 30, 2001, we had approximately $16.9 million in cash and cash equivalents, an increase of approximately $6.0 million from the end of March 31, 2001, and $16.6 million in net working capital, an increase of approximately $4.8 million from the end of March 31, 2001.

     For the three months ended June 30, 2001, we used $6.9 million in net cash for operations compared to $9.3 million for the same three month period in 2000. This represents a net decrease of 26% and is primarily due to lower net loss of $9.4 million compared to a net loss of $17.9 million during the same period last year, before adjusting for non-cash items such as amortization of goodwill and intangibles of $1.0 million and a one time charge of $4.9 million for in process research and development costs both related with our acquisition of SmartSAN in April 2000.

     For the three months ended June 30, 2001, the Company used $1.2 million in cash from investing activities to acquire property and equipment compared to $1.5 million used in the same period in 2000. Additionally in the quarter ended June 30, 2000, we purchased $1.0 million of shares in a privately held Company, used approximately $1.2 million in cash for the acquisition of SmartSAN, and purchased $1.5 million of available for sale investments.

     In May 2001, the Company sold 5.6 million shares of its common stock in a private placement transaction and received net proceeds of approximately $14.5 million. See Note 8 of the notes to the Condensed Financial Statements for further details.

     We will require additional cash in order to continue to finance our operations for the next 12 months. On June 28, 2001, we entered into an equity line financing agreement with SG pursuant to which we may affect a series of draw downs requiring SG to purchase up to an aggregate of $20 million of our common stock which was subsequently amended on July 20, 2001 and October 26, 2001. Under the terms of the equity line we have the option, but not the obligation, to sell shares of our common stock of SG. Before we may draw down any funds under the equity line however, we must have an effective registration statement on file with the SEC. At the time of entering into the equity line, we also entered into a registration rights agreement with SG which requires us to register for resale under federal securities laws and all applicable state securities laws the shares purchased by SG under the financing agreement. The equity line financing agreement requires that we obtain stockholder approval before delivering a draw down notice to SG which would require us to issue, in aggregate, more than 6.8 million shares of our common stock to SG. The equity line will terminate on the earlier to occur of the time when SG has acquired an aggregate of $20 million of our common stock under the equity line or June 28, 2003. SG has the right to terminate the equity line prior to June 28, 2003 upon the occurrence of certain events described below.

     We may access funds under the equity line by delivering to SG a draw down notice that includes certain information such as the draw down amount and the minimum price at which we will issue shares of our common stock to SG. The maximum amount that we may draw down at any one time is equal to the lesser of the following two amounts:

     - $3,000,000, which amount will be $4,000,000 if the volume weighted average price of our common stock for the five trading days immediately preceding the date that we deliver our draw down notice multiplied by the average daily trading volume of our common stock during the 30 consecutive trading days preceding the date that we deliver our draw down notice, exceeds $8,000,000; and

     - 10% of the product of (i) the average of the volume weighted average price of our common stock for the five trading days preceding the date that we deliver our draw down notice and (ii) the average daily trading volume of our common stock during the 30 consecutive trading days preceding the date that we deliver our draw down notice multiplied by
       (iii) five.

     The minimum amount of any draw down is $200,000. If the maximum permitted draw down amount is less than $200,000 we may not deliver a draw down notice.

     The number of shares issued to SG pursuant to any draw down notice will be calculated on each of the five trading days following delivery of the notice. In delivering the draw down notice we are required to state a minimum price below which we will sell our common stock. If we do not state a minimum price for our shares in the notice, then the minimum price will be $1.00 per share. For each of the five trading days during the draw down, 20% of the total draw down amount will be allocated to purchase our common stock at a price equal to 94% of the volume weighted average price of our common stock on that trading day. SG will not be entitled to purchase any shares for each day during the applicable five trading day-period that the volume weighted average price is less than the minimum price for our shares as stated in the draw down notice and, accordingly, the draw down amount set forth in our notice will be reduced by 20% for each such day. SG will not be entitled to purchase any shares for each day during the five trading day-period following delivery of the draw down notice that our common stock is not listed and approved for trading on the principal market for our shares or is halted or suspended from trading for a period of at least six hours and, accordingly, the draw down amount set forth in our notice will be reduced by 20% for each such day.

     We will issue the total number of shares for a draw down notice on the sixth day following delivery of the notice. If we fail to deliver these shares we may be required to pay any damages suffered by SG as a result. In the event we do not deliver these shares within the days following the delivery of the draw down notice, SG may cancel the purchase of the shares not delivered.

     We may not deliver a draw down notice if the result to SG would be that, following the purchase of shares at any one time, SG or its affiliates would beneficially own more than 4.9% of our common stock then outstanding or, when combined with any other shares of our common stock acquired by SG during any 61-day period, SG or its affiliates would beneficially own more than 9.9% of our common stock then outstanding.

     Assuming the Company attempted to draw down funds and delivered such draw down notice to SG on October 22, 2001 and based on the $1.165 average volume weighted average price of our common stock for the five trading days preceding October 22, 2001 and the 140,793 assumed average daily trading volume of our shares during the 30 trading days preceding October 22, 2001, we would not be able to draw any funds under the equity line because, as described above, our maximum draw down amount under these assumptions ($82,011.92) would be less than the minimum draw down amount ($200,000) required under the equity line financing agreement.

     In addition to those factors discussed above, our ability to issue a draw down notice is subject to the following:

     - the requirement that the price per share of our common stock remain higher than a specified minimum price during the five trading days following our delivery of a draw down notice;

     - the requirement that our representations and warranties contained in the equity line financing agreement be true on each day that we issue shares to SG and we must not be in breach of any material representation or warranty;

     - we must have complied in all material respects with the terms of the equity line financing agreement and the registration rights agreement;

     - the absence of any material adverse change in our business or financial condition for the 30 days before the delivery of a draw down notice, as determined and certified by us in documentation we are required to provide to SG together with any draw down notice delivered under the terms of the equity line financing agreement;

     - the requirement that we issue shares of common stock to SG on the sixth trading day following delivery of our draw down notice;

     - the requirement that we remove any restrictive legend on any stock certificates for shares of common stock issued to SG;

     - our common stock must not trade at a price below $1.00 per share for 30 consecutive trading days;

     - the registration statement covering the resale of shares by SG must be effective and may not contain any material omissions or misstatements;

     - the delivery of certain letters and reports from our legal counsel and accountants;

     - the amount being drawn down must not result in SG owning more than 4.9% of our outstanding shares on the draw down date or the issuance to SG of more than 9.9% of our issued and outstanding stock during any 60 day period;

     - the requirement that we must maintain our listing on The Nasdaq National Market;

     - limits on the amount that may be drawn down based on the trading price and trading volume of our common stock.

     In addition, if we sell, convey, or dispose of all or substantially all of our assets, if we engage in a transaction or series of transactions whereby more than 50% of our voting power is disposed of or if we consolidate or merge with another entity and we are not the surviving entity then we may not draw down under the equity line.

     SG may terminate the equity line financing agreement upon one trading day's notice if:

     - trading in our common stock is halted or suspended for a period of 10 consecutive trading days;

     - we fail to maintain the listing of our common stock on The Nasdaq National Market;

     - we assign for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for all or substantially all of our property or business; or

     - we become insolvent.

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

     We believe that our cash reserves, working capital and the funds available under the Equity Line agreement will be adequate to fund our operations through the end of the first quarter of fiscal 2003. However, as discussed above, the Company's right to sell shares under the Equity Line agreement is subject to a number of conditions and we may not be able to sell our shares of common stock under the Equity Line agreement when we wish or need. If we are unable to sell our shares of common stock under the Equity Line Agreement, we will be required to raise additional funds, for example, pursuant to a private placement, to continue to operate our business. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may not be able to obtain. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business, or file for bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

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

     We depend upon a single source for each type of our application-specific integrated circuits, and limited sources of supply for several key components, including, but not limited to, power supplies, chassis and optical transceivers. We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. Our only agreement for the supply of components of sole or limited sources is with LSI Logic for application-specific integrated chips. We may not be able to enter into other agreements on commercially reasonable terms, if at all, with other providers of sole or limited source components. The failure to do so may adversely affect our ability to manufacture our products and harm our operating results. Qualifying a new component manufacturer and commencing volume production is expensive and time-consuming and could significantly interrupt the supply of our products. If we are required or choose to change component manufacturers, we may damage our customer relationships, which could materially adversely affect our ability to sell our products. In addition, we rely on Sanmina to procure components required for the manufacture of our products. If for any reason these component manufacturers were to stop satisfying our needs without providing us or Sanmina with sufficient warning to procure an alternate source, our ability to manufacture and sell our products could be harmed. In addition, any failure by our component manufacturers to supply us or Sanmina with their products on a timely basis could result in late deliveries of our products to our customers. Our inability to meet our delivery deadlines could adversely affect our customer relationships and, in some instances, result in termination of these relationships or potentially subject us to litigation. Our ability to obtain sufficient supplies of components, including sole or limited source components, could materially adversely affect our quarterly and annual operating results.

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

     We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. As a result, component requirement forecasts made by us or Sanmina may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. We are liable for materials that Sanmina purchases on our behalf that we do not use. Any of these occurrences would negatively impact our business and quarterly and annual operating results. In the past we have overestimated the demand for certain products which has resulted in inventory writedowns and reserves for excess and obsolete inventory. For example, during fiscal 2001 we wrote off approximately $2.5 million of inventory and increased our inventory reserves by $10.6 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         4.5* Agreement and Warrant to purchase common stock issued to Mission West Properties, L.P. II dated March 23, 2001
         4.6* Agreement and Warrant to purchase common stock issued to Shoreline Pacific Equity dated May 25, 2001
        10.33*   Change of Control Agreement between Gadzoox and David
                 Eichler, Dated May 29, 2001

---------------

* Previously filed

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

                                          GADZOOX NETWORKS, INC.

                                          By:     /s/ DAVID P. EICHLER
                                            ------------------------------------
                                                      David P. Eichler
                                                 Vice President Finance and
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

October 26, 2001

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
     4.2*     --   Agreement and Warrant to purchase common stock issued to
                   Mission West Properties, L.P. II dated March 23, 2001
     4.3*     --   Agreement and Warrant to purchase common stock issued to
                   Shoreline Pacific Equity dated May 25, 2001
   10.33*     --   Change of Control Agreement between Gadzoox and David
                   Eichler, Dated May 29, 2001

---------------

* Previously filed.