Form 10-K/A
period 2001-03-31
GADZOOX NETWORKS INC
filed 2001-11-07
CIK 1084722

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

                                                                 SALE PRICE
                                                              -----------------
                                                               HIGH       LOW
                                                              -------   -------
Fiscal 2002:
  Third Quarter (through November 6, 2001)..................  $ 1.240   $ 0.920
  Second Quarter............................................  $ 3.190   $ 0.99
  First Quarter.............................................  $ 3.650   $ 1.500
Fiscal 2001:
  Fourth Quarter............................................  $ 5.062   $ 1.468
  Third Quarter.............................................  $ 6.750   $ 2.093
  Second Quarter............................................  $14.125   $ 6.968
  First Quarter.............................................  $46.750   $13.687
Fiscal 2000
  Fourth Quarter............................................  $72.125   $37.500
  Third Quarter.............................................  $86.625   $43.563
  Second Quarter (from July 20, 1999).......................  $97.125   $53.875

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

  Gross Margins

     Gross margins decreased in absolute dollars by $20.6 million, or 95%, during fiscal 2001 compared to fiscal 2000. As a percentage of sales, gross margins declined from 45.5% in fiscal 2000 to 3.5% in fiscal 2001. The decrease in gross margin during fiscal 2001 compared to fiscal 2000 was primarily due to:

     - increased reserves for excess and obsolete inventory in fiscal 2001 -- we wrote off approximately $2.5 million of unsellable material and increased our reserves for excess and obsolete inventory by approximately $10.6 million based on the forecasted demand for the next 12 months. We establish these reserves when we believe our products are not saleable during the next 12 months based on projected current demand. We believe that reserving for excess inventory that we do not expect to use or sell within a normal operating cycle of 12 months is reasonable given product life cycles, historical experience and the current economic environment. Of the $10.6 million reserve for excess or obsolete inventory during fiscal year 2001, approximately $7.0 million relates to our Capellix 3000 switch product, $2.0 million relates to our Capellix 2000 switch product, $0.9 million relates to hub switches and $0.7 million relates to other excess or obsolete inventories. These reserve amounts increased in fiscal 2001 because demand for our products slowed faster than we had anticipated. While we have established excess inventory reserves for the majority of our Capellix 3000 inventory and some of our Capellix 2000 inventory and hub products, the Company continues to sell these products despite little demand and, consequently, to date we have not scrapped this inventory. At some future date, we anticipate that we will formally scrap the remaining inventory with respect to these products;

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

     Under the terms of our equity line with SG, we have the right to require that SG purchase shares of our common stock, subject to certain conditions. The shares of common stock that we sell to SG will be sold at a 6% discount to the daily volume weighted average price of our common stock during each day of the draw down period. If we were to draw down the entire $20,000,000 equity line at the minimum purchase price of $0.94, we would be required to issue 21,276,596 shares of our common stock, or 54.1% of our currently outstanding common stock, which would result in substantial dilution to our current stockholders. In addition, SG's subsequent resale to the public of the shares it purchases under the equity line may result in an immediate and significant drop in our stock price. Furthermore, SG may engage in short-selling activities with respect to our common stock which could also cause the trading price of our stock to decline. In addition, The

Nasdaq National Market has a continued listing requirement that the minimum bid price of our common stock must exceed $1.00 and if the minimum bid price of our common stock falls below this threshold for 30 consecutive days our stock could be delisted from The Nasdaq National Market. On November 6, 2001, the closing sales price of our common stock as reported by The Nasdaq National Market was $1.00. Note that in September 2001, The Nasdaq National Market announced that it was suspending the minimum bid requirement until January 2, 2001. If there is a significant drop in our stock price as a result of sales of our stock made under the equity line, short-selling activities by SG or otherwise, this could materially adversely affect our ability to raise additional funding and to attract and retain customers and distributors and quality personnel, which could lead to business failure.

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

     Continued listing on The Nasdaq National Market currently requires, among other things, that we have either stockholders' equity in excess of $10.0 million or that our net tangible assets exceed $4.0 million. The Nasdaq National Market is in the process of phasing out this net tangible assets test and, after November 1, 2002, we must meet the $10 million stockholders' equity requirement. As of September 30, 2001, our stockholders' equity was approximately $2.4 million and our net tangible assets were approximately $2.4 million. Consequently, as of September 30, 2001 we did not meet The Nasdaq National Market continued listing requirements for either the $10 million stockholder's equity test or the $4 million net tangible asset test. To date we have not received notice from The Nasdaq National Market regarding our failure to comply with this continued listing requirement. In May 2001 and August 2001, we sold an aggregate of 10,600,000 shares of common stock resulting in net proceeds of approximately $21.6 million. The net proceeds from May 2001 and August 2001 private placements are not currently reflected as stockholder's equity on our balance sheet because the shares sold in these transactions will be redeemable if the registration statements covering the resale of these shares are not declared effective by the SEC prior to 360 days after the date the shares were originally issued. Consequently, the proceeds from the sale of the shares are currently recorded outside stockholders equity as redeemable common stock. If the SEC declares effective the registration statements relating to the resale of shares of our common stock sold in these private placements, our stockholders' equity and net tangible assets will increase by approximately $21.6 million. However, we expect to incur additional losses in future quarters which would affect our ability to meet The Nasdaq National Market continued listing standards for the minimum stockholder's equity and minimum net tangible assets tests. Note that on March 31, 2000, our stockholders' equity was approximately $86.8 million and our net tangible assets were approximately $86.8 million. Furthermore, continued listing on The Nasdaq National Market requires that the minimum bid price of our common stock exceed $1.00. If the minimum bid price of our common stock is below the $1.00 threshold for 30 consecutive days, we will not meet The Nasdaq National Market continued listing requirement. The closing sales price of our common stock as of November 6, 2001 as reported by The Nasdaq National Market was $1.00. Please note however that in

September 2001, The Nasdaq National Market announced that it was suspending the minimum bid requirement until January 2, 2002.

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

     We incurred $91.0 million in operating expenses in fiscal 2001, and approximately $24.1 million in the six month period ended September 30, 2001. We may not be able to reduce our operating expenses sufficiently to reduce our net losses which were $92.8 million in fiscal 2001 and $18.5 million in the six month period ended September 30, 2001. In March 2001, we implemented a reduction of force decreasing our headcount by 27 employees. In August 2001, we implemented a second reduction of force decreasing our headcount by 16 employees. In October 2001, we implemented a third reduction in force decreasing our headcount by a further 31 employees. For the most part, each of the reductions in force were implemented on an across-the-board basis throughout our various departments. In the March 2001 reduction in force, 7 of the affected employees were terminated as a direct result of our decision to discontinue the Axxess product line. However, aside from the March 2001 reduction with respect to the Axxess product line, no reduction in force was targeted to a specific product line. In particular, of the 74 employees that were let go during these reductions in force, approximately 19 of the affected employees were in our sales and marketing department, 12 were in our operations department, 28 were in our engineering department and 5 were in our finance department. The remaining employees who were terminated were in administrative positions. We incurred approximately $339,000 in severance costs related to our March 2001 reduction in force, $288,000 in severance costs related to our August 2001 reduction in force and approximately $601,000 in severance costs related to our October 2001 reduction in force, all of which amounts have been fully incurred and paid to date. We are also attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. In addition, future cost-cutting measures could include additional reductions in force. If we are unable to reduce our operating expenses sufficiently, we may not be able to reduce our net losses or sustain our business. This may impair our ability to attract additional financing on commercially reasonable terms or at all. Our ability to successfully reduce our operating costs could materially affect our quarterly and annual operating results.

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

     Our ability to successfully develop, market, sell and support our products depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, finance and operations, many of whom would be difficult to replace. The loss of the services of any of our key personnel could adversely affect our ability to implement our business plan. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing, finance and operations personnel, including executive officers. In addition, our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. Competition for these people is intense, especially in the San Francisco Bay area where our operations are headquartered. In particular, in the past we have experienced difficulty in hiring and retaining qualified application-specific integrated circuits, software, system, test and customer support engineers and executive staff and we may not be successful in attracting and retaining individuals to fill these positions. In March 2001, we implemented a reduction of force decreasing our headcount by 27 employees. In August 2001, we implemented a second reduction of force decreasing our headcount by 16 employees. In October 2001, we implemented a third reduction in force decreasing our headcount by a further 31 employees. As a result of these reductions in force, our workforce has been reduced by approximately 20% from its pre-March 2001 levels. Of the 74 employees that were terminated between March and October 2001, approximately 19 of the affected employees were in our sales and marketing department, 12 were in our operations department, 28 were in our engineering department and 5 were in our finance department. With respect to our March 2001 reduction in force, 7 of the affected employees were terminated as a direct result of our decision to discontinue the Axxess product line. The remaining employees who were terminated were in administrative positions. None of the employees laid-off as a result of these reductions in force were considered to be key personnel by management. We do not believe these reductions in force have had a material adverse affect on our operations. However, these reductions in force may make it difficult for us to recruit necessary personnel in the future. If we are unable to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be harmed.

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

  OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2000 through November 6, 2001, the market price has ranged from a high of $68.75 per share to a low of $0.84 per share. Several factors could impact our stock price including, but not limited to:

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
10.14(a)    First Amended and Restated Series F, G and H Preferred
            Stockholders' Agreement, dated as of October 12, 1998
10.15(b)    Agreement and Plan of Reorganization between Gadzoox,
            Gadzoox Acquisition Corporation and SmartSAN Systems, Inc.
            dated as of March 2, 2000
10.16(c)    Lease Amendment #2 between Gadzoox and Mission West
            Properties, L.P. II dated as of April 21, 2000
10.17(c)    Lease Agreement and Lease Amendment #1 between Gadzoox and
            Mission West Properties, L.P. II dated August 13, 1998 and
            December 31, 1998, respectively
10.18(d)    Employment, Change of Control and Severance Agreement
            between Gadzoox and Michael Parides dated as of September 1,
            2000
10.19(d)    Employment, Change of Control and Severance Agreement
            between Gadzoox and Ronald G. von Trapp dated as of
            September 29, 2000
10.20(e)    Change of Control Agreement between Gadzoox and Wayne
            Rickard effective as of October 20, 2000
10.21(e)    Change of Control Agreement between Gadzoox and Clark Foy
            effective as of October 20, 2000
10.22(e)    Change of Control Agreement between Gadzoox and Steve Dalton effective as of October 20, 2000
10.23(f)    Office Lease between Gadzoox and Irvine Oaks Realty Holding
            Co., Inc. dated as of October 1999
10.24(f)    Loan Agreement between Gadzoox, Clark Foy and Catherine Foy dated as of June 26, 2000
10.25(f)    First Amendment to Office Lease between Gadzoox and Oaks
            Realty Holding Co., Inc. dated as of June 30, 2000
10.26(f)    Second Amendment to Office Lease between Gadzoox and Oaks
            Realty Holding Co., Inc. dated as of September 18, 2000
10.27(f)    Change of Control Agreement between Gadzoox and Kristin
            Strout dated as of February 20, 2001
10.28(f)    Lease Amendment Agreement #3 between Gadzoox and Mission
            West Properties, L.P. II dated as of March 23, 2001
10.29(f)    Change of Control Agreement between Gadzoox and Ed Turner
            dated as of March 26, 2001
10.30(f)    Amended and Restated Equity Line Financing Agreement between
            Gadzoox and Societe Generale dated as of October 26, 2001
10.31(f)    Letter Agreement between Gadzoox and Shoreline Pacific
            Institutional Finance dated May 2, 2001
10.32(f)    Terms of Engagement between LSI Logic Corporation and
            Gadzoox dated December 20, 2000
18.1(f)     Letter regarding change in accounting principles
23.1        Consent of Arthur Andersen LLP, Independent Public
            Accountants
24.1(f)     Power of Attorney

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

Dated: November 7, 2001

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                     TITLE                       DATE
                    ----                                     -----                       ----



             /s/ MICHAEL PARIDES                   President, Chief Executive      November 7, 2001
---------------------------------------------         Officer and Director
               Michael Parides                   (Principal Executive Officer)




            /s/ DAVID P. EICHLER*                 Vice President, Finance and      November 7, 2001
---------------------------------------------       Chief Financial Officer
              David P. Eichler                      (Principal Financial and
                                                      Accounting Officer)




              /s/ MILTON CHANG*                             Director               November 7, 2001
---------------------------------------------
                Milton Chang




             /s/ ROBERT KUHLING*                            Director               November 7, 2001
---------------------------------------------
               Robert Kuhling




              /s/ STEVEN WEST*                              Director               November 7, 2001
---------------------------------------------
                 Steven West




             /s/ SYLVIA SUMMERS*                            Director               November 7, 2001
---------------------------------------------
               Sylvia Summers




          *By: /s/ MICHAEL PARIDES                                                 November 7, 2001
 ------------------------------------------
               Michael Parides
              Attorney-in-fact

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

 .25(f)10    First Amendment to Office Lease between Gadzoox and Oaks Realty Holding Co., Inc. dated as of June 30, 2000
10.26(f)    Second Amendment to Office Lease between Gadzoox and Oaks Realty Holding Co., Inc. dated as of September 18, 2000
10.27(f)    Change of Control Agreement between Gadzoox and Kristin Strout dated as of February 20,
            2001
10.28(f)    Lease Amendment Agreement #3 between Gadzoox and Mission West Properties, L.P. II dated as of March 23, 2001
10.29(f)    Change of Control Agreement between Gadzoox and Ed Turner dated as of March 26, 2001
10.30(f)    Amended and Restated Equity Line Financing Agreement between Gadzoox and Societe Generale dated as of October 26, 2001
10.31(f)    Letter Agreement between Gadzoox and Shoreline Pacific Institutional Finance dated May 2,
            2001
10.32(f)    Terms of Engagement between LSI Logic Corporation and Gadzoox dated December 20, 2000
18.1(f)     Letter regarding change in accounting principles
23.1        Consent of Arthur Andersen LLP, Independent Public Accountants
24.1(f)     Power of Attorney

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