Form 10-Q
period 2001-09-30
GADZOOX NETWORKS INC
filed 2001-11-14
CIK 1084722

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 Yes [X] No [ ]

   The number of shares outstanding of the Registrant's Common Stock on September 30, 2001 was 39,263,819 shares.

================================================================================

                             GADZOOX NETWORKS, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I -- FINANCIAL INFORMATION...............................................................   3
Item 1. Financial Statements..................................................................   3
  Condensed Balance Sheets as of September 30, 2001 and March 31, 2001........................   3
  Condensed Statements of Operations for the Three and Six Months Ended September 30, 2001
  and 2000....................................................................................   4
  Condensed Statements of Cash Flows for the Six Months Ended September 30, 2001 and 2000.....   5
  Notes to Condensed Financial Statements.....................................................   6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   11
  Risk Factors................................................................................  18
Item 3. Quantitative and Qualitative Disclosure About Market Risks............................  32
PART II -- OTHER INFORMATION..................................................................  33
Item 1. Legal Proceedings.....................................................................  33
Item 2. Changes in Securities and Use of Proceeds.............................................  33
Item 3. Defaults Upon Senior Securities.......................................................  33
Item 4. Submission Of Matters to a Vote of Security Holders...................................  33
Item 5. Other Information.....................................................................  34
Item 6. Exhibits and Reports on Form 8-K......................................................  34
SIGNATURES....................................................................................  35

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GADZOOX NETWORKS, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                SEPTEMBER 30, 2001  MARCH 31, 2001
                                                ------------------  --------------
                                                  (UNAUDITED)
ASSETS
 Current assets:
   Cash and cash equivalents                          $ 14,510         $ 10,939
   Accounts receivable, net                              3,337            6,083
   Inventories                                           6,637           10,626
   Prepaid expenses and other current assets               934              961
                                                      --------         --------
           Total current assets                         25,418           28,609
Property and equipment, net                              7,985            8,244
Other assets                                               705              795
                                                      --------         --------
                                                      $ 34,108         $ 37,648
                                                      ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current portion of capital lease
     obligations                                      $    770         $    924
   Loan payable (see note 9)                             1,427                0
   Accounts payable                                      3,710            6,176
   Accrued liabilities                                   2,502            6,563
   Deferred revenues                                     1,876            3,161
                                                      --------         --------
           Total current liabilities                    10,285           16,824
Capital lease obligations, net of current
  portion                                                   80              403
                                                      --------         --------

           Total liabilities                            10,365           17,227
                                                      --------         --------
Stockholders' equity:
   Common stock                                            196              142
   Additional paid-in capital                          174,968          153,003
   Deferred compensation                                  (251)            (426)
   Accumulated deficit                                (151,170)        (132,298)
                                                      --------         --------
           Total stockholders' equity                   23,743           20,421
                                                      --------          -------
                                                      $ 34,108         $ 37,648
                                                      ========         ========

         The accompanying notes are an integral part of these condensed financial statements.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 -----------------------       -----------------------
                                                 SEPT. 30       SEPT. 30       SEPT. 30       SEPT. 30
                                                   2001           2000           2001           2000
                                                 --------       --------       --------       --------
Net revenues                                     $  5,067       $  8,051       $ 11,639       $ 18,909
Cost of revenues                                    2,761         13,720          6,267         19,199
                                                 --------       --------       --------       --------
   Gross Margin                                     2,306         (5,669)         5,372           (290)
Operating expenses:
  Research and development                          6,109          8,641         12,735         14,160
  Sales and marketing                               3,424          5,989          7,614         11,716
  General and administrative                        1,918          2,344          3,579          3,828
  In-process research and development costs            --             --             --          4,900
  Amortization of goodwill and intangible
   assets                                              --          1,048             --          2,096

  Amortization of deferred compensation                78            151            156            301
                                                 --------       --------       --------       --------
     Total operating expenses                      11,529         18,173         24,084         37,001
                                                 --------       --------       --------       --------
 Loss from operations                              (9,223)       (23,842)       (18,712)       (37,291)
 Interest income, net                                  69            710            171          1,595
                                                 --------       --------       --------       --------
 Loss before cumulative effect of change in
  accounting principle                             (9,154)       (23,132)       (18,541)       (35,696)
 Cumulative effect of change in accounting
  principle                                            --             --             --         (5,300)
                                                 --------       --------       --------       --------
Net Loss                                           (9,154)       (23,132)       (18,541)       (40,996)
Dividend related to  common stock                     331             --            331             --
                                                 --------       --------       --------       --------
 Net Loss attributable to common
  shareholders                                   $ (9,485)      $(23,132)      $(18,872)      $(40,996)
                                                 ========       ========       ========       ========


Net loss per basic share before cumulative
effect of change in accounting principle:        $  (0.26)      $  (0.83)      $  (0.56)      $  (1.29)
Cumulative effect of change in accounting
  principle                                            --             --             --          (0.20)
                                                 --------       --------       --------       --------
Net loss per basic share                         $  (0.26)      $  (0.83)      $  (0.56)      $  (1.49)
                                                 ========       ========       ========       ========
Weighted average shares used in computing
  loss per share                                   35,916         27,782         33,319         27,608
                                                 ========       ========       ========       ========


For the three and six month periods ended September 30, 2001, respectively, amortization of deferred compensation included $45 and $90 related to research and development, $22 and $44 related to sales and marketing and $11 and $22 related to general and administrative expenses. In addition, for the three and six months ended September 30, 2001, cost of revenues included $9 and $18 of amortization of deferred compensation, respectively.

For the three and six month periods ended September 30, 2000, respectively, amortization of deferred compensation included $88 and $176 related to research and development, $42 and $84 related to sales and marketing and $21 and $41 related to general and administrative expenses. In addition, for the three and six months ended September 30, 2000, cost of revenues included $18 and $36 of amortization of deferred compensation, respectively.

         The accompanying notes are an integral part of these condensed financial statements.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                          -----------------------
                                                                          SEPT. 30,      SEPT. 30,
                                                                            2001           2000
                                                                          --------       --------
Cash Flows from Operating Activities:
   Net loss                                                               $(18,872)      $(40,996)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
   Depreciation and amortization                                             2,240          1,623
   Amortization of goodwill and intangible assets                               --          2,096
   In-process research and development costs                                    --          4,900
   Amortization of deferred compensation                                       175            337
   Accrued interest                                                             --             27
   Accelerated Vesting of stock options                                         --            293
   Inventory reserve                                                           413          6,732
Changes in operating assets and liabilities, net of assets acquired:
   Accounts receivable, net                                                  2,746          9,594
   Inventories                                                               3,575         (8,777)
   Prepaid expenses and other assets                                           (23)          (675)
   Accounts payable and accrued liabilities                                 (6,528)           914
   Deferred revenues                                                        (1,284)           (76)
                                                                          --------       --------
        Net cash used in operating activities                              (17,558)       (24,008)
                                                                          --------       --------
Cash Flows from Investing Activities:
   Purchases of property and equipment                                      (1,899)        (2,595)
   Purchases of investments                                                     --         (1,000)
   Net cash used in the acquisition of SmartSAN, net of cash
    acquired                                                                    --         (1,167)
   Purchase of available for sale investments                                   --            (76)
   Cash used for long term deposits                                             59             --
                                                                          --------       --------
        Net cash used in investing activities                               (1,840)        (4,838)
                                                                          --------       --------
Cash Flows from Financing Activities:
   Payments on note payable                                                     --         (3,555)
   Payments on capital lease obligations                                      (477)          (813)
   Proceeds from issuance of common stock to employees                         375          1,159
   Proceeds from accounts receivable financing                               1,427             --
   Proceeds from issuance of common stock                                   22,340             --
   Issuance costs related to equity financings                                (696)            --
                                                                          --------       --------
        Net cash provided by (used in) financing activities                 22,969         (3,209)
                                                                          --------       --------
Net increase (decrease) in cash and cash equivalents                         3,571        (32,055)
Cash and cash equivalents at beginning of period                            10,939         42,830
                                                                          --------       --------
Cash and cash equivalents at end of period                                $ 14,510       $ 10,775
                                                                          ========       ========

Supplemental Cash Flow Information:
  Cash paid for interest                                                  $     37             52
                                                                          ========       ========
Non-cash Financing Activities:
  Fair value of warrants issued in connection with redeemable
    common stock                                                          $    481             --
                                                                          ========       ========

         The accompanying notes are an integral part of these condensed financial statements.

                             GADZOOX NETWORKS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (INFORMATION FOR THE THREE AND SIX MONTHS ENDED
                        SEPTEMBER 30, 2001 IS UNAUDITED)

1. BASIS OF PRESENTATION

   The condensed financial statements included herein have been prepared by Gadzoox Networks, Inc. ("Gadzoox" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, included in Gadzoox' Annual Report on Form 10-K/A for the fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on November 7, 2001.

   During the fourth quarter of fiscal 2001, the Company changed its accounting method for recognizing revenue net of appropriate reserves for sales returns when merchandise is shipped to distributors, to recognize revenue and related gross margin when the product is shipped by the distributor to the end-user. The cumulative effect of this change in accounting policy in fiscal 2001 was an increase in our net loss by $5.3 million. This change in accounting policy was made effective April 1, 2000. Accordingly, certain amounts for the three and six month periods ended September 30, 2000 have been restated to reflect this change in accounting principle. The effects of this restatement to previously reported financial information for the three and six months ended September 30, 2000 was disclosed in the Company's 10-K/A for the fiscal year ended March 31, 2001, which was filed with the Securities and Exchange Commission on November 7, 2001.

   The Company believes this change is preferable as it better recognizes the substance of demand for its products due to changes in the market place during fiscal year 2001 and will accordingly better focus the Company on, and allow investors to, better understand end-user demand trends for its products through the distribution channel.

   In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and six months ended September 30, 2001, are not necessarily indicative of the results that may be expected for future quarters or the fiscal year ending March 31, 2002.

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

      Fair value of common stock issued and options assumed........ $23,625
      Merger and other related costs paid in cash..................   1,169
                                                                    -------
      Total consideration.......................................... $24,794
                                                                    =======

   The fair value of the Company's common stock was determined using the average closing market price over several days on either side of the acquisition announcement on March 2, 2000. The fair value of the SmartSAN options assumed was estimated using the Black-Scholes pricing model and assumptions consistent with those used to value options issued to employees in accordance with the consensus reached by the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") in EITF Issue 90-9 "Changes to Fixed Employee Stock Option Plan as a result of Equity Restructuring".

   The allocation of the total consideration to the fair value of acquired assets and liabilities assumed is as follows (in thousands):

      Fair value of net assets acquired and liabilities assumed..... $  (778)
      Acquired intangibles..........................................  20,672
      In-process research and development...........................   4,900
                                                                     -------
                                                                     $24,794
                                                                     =======

   At the time of the acquisition, the Company allocated approximately $4.9 million of the purchase price to in-process research and development products. This amount represented approximately 20% of the purchase price. This allocation represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

   At the acquisition date, SmartSAN was conducting design, development, engineering and testing activities associated with the development of next-generation Geminix products: SDM3000, RDM4000, and DDM5000, valued at $0.8 million, $1.1 million, and $3.0 million, respectively.

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

   At the acquisition date, the technologies under development were approximately 80% (SDM3000), 65% (RDM4000) and 25% (DDM5000) complete, based on engineering man-month data and technological progress. SmartSAN had spent approximately $ 0.7 million on the in-process projects, and expected to spend approximately $2.5 million to complete all phases of the R&D projects. Anticipated completion dates ranged from 2 months for the SDM3000 to 12 months for the DDM5000, at which times the Company expected to begin benefiting, and generating cash flows, from the developed technologies.

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

   Other acquired intangible assets, including goodwill, developed technology and other intangible assets of approximately $20.7 million were being amortized over their estimated useful lives of five years on a straight-line basis. Accordingly, for the three and six months ended September 30, 2000, Gadzoox amortized respectively, approximately $ 1.0 million and $ 2.1 million of goodwill and intangible assets.

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

   The Company acquired SmartSAN with the intent that SmartSAN would provide the Company with a full range of products to address the storage area networking market including hubs and switches, which the Company was already selling, and IP routers which SmartSAN was in the process of developing. Subsequent to the acquisition, the Company realized that it could not effectively compete in the IP Router market without significant additional investment in new products and other financial support. As a result, in March 2001, the Company changed its product strategy and refocused its efforts exclusively on the higher margin fibre channel fabric switch market. Consequently, the product lines and technologies acquired in the SmartSAN acquisition were abandoned because they did not support open-fabric switch technology. At this time, the former SmartSAN products were estimated to be 100% (SDM3000), 65% (RDM4000) and 25% (DDM5000) complete.

   As a result of the abandonment of the related product lines and technologies, management determined that, based on an updated analysis of the SmartSAN acquisition, remaining goodwill and intangible assets totalling approximately $16.8 million had become impaired and were written off in the fourth quarter of fiscal 2001.

3.  NET LOSS PER SHARE

   Historical net loss per share has been calculated under Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128") for all periods presented. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of an initial public offering must be included in the calculation of basic and diluted net loss per share as if such stock has been outstanding for all periods presented. Gadzoox has not had any issuances or grants for nominal consideration. In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of the stock options and warrants are antidilutive.

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

5. INVENTORIES

   Inventories are stated at the lower of cost or market, on a first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. It is possible that estimates of net realizable value can change in the near future. Inventories consist of the following (in thousands):

                                                      SEPT. 30,    MAR. 31,
                                                        2001        2001
                                                     -----------   --------
                                                     (UNAUDITED)
             Raw materials.........................    $4,671      $ 5,157
             Work-in-progress......................        56           26
             Finished Goods........................     1,910        5,443
                                                       ------      -------
               Total...............................    $6,637      $10,626
                                                       ======      =======

6. LEGAL PROCEEDINGS

   On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., was filed against Gadzoox, three former officers, and two underwriters in Company's initial public offering ("IPO"), in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of Section 15 of the Securities Act against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5, promulgated thereunder; collectively, the "Exchange Act") against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 19, 1999 and December 6, 2000 (the "class period").

   On June 25, 2001, a similar complaint, captioned Goldgrab v. Gadzoox Networks, Inc., et al., Civil Action No. 1-01-CV-5798, was filed against the Company, the individual defendants, and several of the IPO underwriters in the Southern District of New York. The complaint is substantially identical to the Cooper complaint, except in that it alleges violations of Section 10(b) of the Exchange Act of 1934 (and Rule 10b-5, promulgated thereunder) against all defendants, including the Company and the individual defendants. There have been additional lawsuits filed containing allegations substantially identical to those in the Cooper and Goldgrab complaints.

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

   Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 200 other companies. The lawsuits against the Company have been coordinated for pretrial purposes with these other related lawsuits, and have been assigned the collective caption In re Initial Public Offering Securities Litigation. The coordinated pretrial proceedings will be overseen by Judge Shira A. Scheindlin. As of October 15, 2001, no schedule has been established regarding the lawsuits against the Company. The Company anticipates that all lawsuits against it specifically will eventually be formally coordinated or consolidated with one another. The Company believes it has meritorious defenses to these securities lawsuits and will defend itself vigorously.

7. EQUITY LINE AGREEMENT

   On June 28, 2001, as subsequently amended on July 20, 2001 and October 26, 2001, the Company entered into an equity line financing agreement (the "Equity Line") with Societe Generale pursuant to which the Company has the right to elect to sell and Societe Generale has the obligation to purchase up to $20.0 million of the Company's common stock. Pursuant to the terms of the Equity Line, the Company, from time to time, during the two year period beginning on June 28, 2001, can elect to sell (which election is referred to as a "draw down") a specific dollar amount of its common stock based upon the price and trading volume of its common stock during the thirty trading days prior to a draw down. The price per share and the actual number of shares sold by the Company pursuant to each draw down will be determined by the price and volume of trading in the Company's common stock during the five trading days following the day that the Company notifies Societe Generale of the draw down, provided that, in no event, will the price per share be less than the higher of $1.00 and the price set by the Company in its notice of election to make a draw upon the equity line. Under the terms of the Equity Line agreement, the Company is obligated to sell at least $5.0 million of common stock to Societe General or pay a penalty equal to 6% of any portion of such $5.0 million minimum obligation which is not sold by the Company by June 28, 2003 The Company cannot sell more than 6,812,400 shares of common stock pursuant to the Equity Line without first obtaining stockholder approval. Under the terms of an agreement entered into with Shoreline Pacific Institutional Finance (the institutional division of Financial West Group), the placement agent we engaged in connection with the Equity Line, we have agreed to pay Shoreline, in addition to the $0.2 million success fee paid in connection with entering into the Equity Line, a fee of 2% with respect to any amounts drawn down under the Equity Line. To date, the Company has not sold any shares to Societe Generale under the Equity Line.

   The Company filed a registration statement registering the resale by Societe Generale of up to 6,812,000 shares that may be sold by the Company to Societe Generale under the Equity Line. This resale registration statement was declared effective by the SEC on November 9, 2001.

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

   Assuming the Company attempted to draw down funds and delivered such draw down notice to Societe Generale on October 22, 2001 and based on the $1.165 average volume weighted average price of our common stock for the five trading days preceding October 22, 2001 and the 140,793 assumed average daily trading volume of our shares during the 30 trading days preceding October 22, 2001, we would not be able to draw any funds under the Equity Line because our maximum draw down amount under these assumptions ($82,011.92) would be less than the minimum draw down amount ($200,000) required under the Equity Line financing.

8. COMMON STOCK

   In August 2001, the Company sold 5.0 million shares of its common stock in a private placement transaction and received net proceeds from this sale of approximately $7.3 million. The Company filed a registration statement covering the resale of these shares and the SEC declared this registration statement effective on November 9, 2001.

   In May 2001, the Company sold 5.6 million shares of its common stock in a private placement transaction and received net proceeds from this sale of approximately $14.5 million. The registration rights agreement that the Company entered into with its May 2001 investors contain provisions requiring the Company to pay penalties unless a registration statement covering the resale of these shares is declared effective by the SEC no later than 90 days after the Company's sale of the common stock to the investors. The Company filed a registration statement covering the resale of these shares on July 9, 2001 and the SEC declared this registration statement effective on November 9, 2001. As a result of the delay in having the registration statement declared effective by the SEC, the Company has incurred penalty fees totaling approximately $0.37 million as of October 23, 2001 (the last relevant penalty assessment date). The $0.33 million in penalty fees that was accrued as of September 30, 2001 is recorded as a dividend related to common stock and shown on the Condensed Statement of Operations in determining the Net Loss attributable to common stockholders. As there are no longer any events that would require the Company to repurchase the common stock sold in the May 2001 and August 2001 private placement financings, the Company has retroactively applied the effective date to September 30, 2001, and as a result, the shares sold in these financings have been removed from redeemable common stock and are now included in stockholders' equity as at September 30, 2001.

   In connection with the May 2001 transaction, the Company issued warrants to purchase 168,000 shares of common stock to its financial advisor for their assistance in the investor search. The warrants are immediately exercisable at $4.14 per share, nonforfeitable, and expire three years from the date of grant. In the first quarter ending June 30, 2001, management recorded the fair value of the warrants as an offering cost of approximately $ 0.5 million and this amount was offset against the net proceeds received from the common stock. This amount was determined using the Black-Scholes ("B-S") option pricing model and the following assumptions: expected life of three years, volatility of 147%, dividend yield of 0%, and a risk-free interest rate of 4.32%.

9. ACCOUNTS RECEIVABLE FINANCING

   In September 2001, the Company entered into a one year accounts receivable financing agreement ("receivables financing agreement") with Pacific Business Funding ("PBF"), a division of Cupertino National Bank, which provides the Company with a line of credit for up to $5 million based on eligible accounts receivable. The amount of eligible accounts receivable is based on an advance formula whereby the Company can borrow an amount equivalent to not more than 80 percent of all accounts receivable that are less than 90 days old. The financing rate is set at an annual percentage rate of 9.5% on the average daily balance outstanding under the receivables financing agreement, plus 1/2% of the face amount of each invoice. At September 30, 2001, the amount outstanding under the receivables financing agreement was approximately $1.4 million and is presented on the accompanying condensed Balance Sheet as a Loan Payable.

   The Company has entered into a security agreement with PBF whereby it has pledged all of its assets, except its intellectual property, to secure monies borrowed pursuant to the accounts receivable financing agreement. Either party may terminate the agreement upon 30 days notice without a prepayment penalty.

   In connection with the receivables financing agreement, the Company issued warrants to PBF to purchase up to 71,942 shares of its common stock at a price of $1.39 per share during a five-year period. The fair value of the warrants was nominal and therefore not recorded in the accompanying condensed financial statements. The fair value was determined using the B-S option pricing model and the following assumptions: expected life of 5 years, volatility of 147 %, dividend yield of 0% and a risk-free interest rate of 3.61%.

10. RECENT ACCOUNTING PRONOUNCEMENTS

   In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held, used and disposed of. The statement will be effective for the financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined what impact the adoption of SFAS 144 will have on its financial position or results of operations.

   On June 29, 2001, the FASB approved for issuance SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective April 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising after July 1, 2001 will not be subject to amortization. The adoption of SFAS No. 142 in April 2002 is not expected to have a material impact on the Company's financial statements.

   In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 138 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not currently hold any derivative instruments and does not currently engage in any material hedging activities, the adoption of SFAS No. 138 did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information should be read in conjunction with the condensed interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Gadzoox' Annual Report on Form 10-K/A for its fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on November 7, 2001.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

   In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained herein include, but are not limited to, statements that relate to future events or our future performance such as statements relating to the sufficiency of our capital resources to fund continuing operations; our commitment to continue to devote substantial resources to product research and development; our intentions to expand our sales and marketing operations; the percentage of our fiscal 2002 sales that will be derived from new products and anticipated future levels of general and administrative expenses. In certain cases you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to our ability to raise sufficient capital to enable us to continue to operate our business; market acceptance of the Company's new products and the speed at which customers adopt current and new products for Storage Area Networks ("SAN"); the ability and willingness of our Original Equipment Manufacturers ("OEM") and distribution channel partners to buy and sell our products; our ability to develop, introduce, ship and support new products and product enhancements; growth rates of the market segment within which the Company participates; competition in the Company's industry and the timing of new technology and product introductions; the ability to retain and hire skilled personnel and the risks outlined under "Risk Factors" beginning on page 18 hereof. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements.

COMPANY OVERVIEW

   We were founded in April 1992 and initially developed electronic test equipment. Since October 1995, we have focused on being a provider of hardware and software products for storage area networks, or SANs. Our SAN products are designed to leverage the capabilities of Fibre Channel technology to enable enterprises to better manage the growth of mission-critical data by overcoming the limitations of the traditional captive storage architecture. Since our inception, we have incurred significant losses, and as of September 30, 2001, we had an accumulated deficit of $151.2 million and for the second fiscal quarter and six months ended September 30, 2001 our net loss was $9.5 and $18.9 million, respectively.

   We currently derive substantially all of our revenues from sales of a limited number of products within two product lines: hubs and switches. We anticipate that net revenues from switch products will account for a substantial majority of our total net revenues for the foreseeable future, including our new switch products, the Slingshot 4218 and 4210. The quarter ended September 30, 2001 was our first quarter during which we had our two-gigabit Slingshot switch product available and we recognized only $0.4 million of our $5.1 million in total revenue that quarter from the sales of our new switch products.

   We depend on a few key customers. We sell our SAN products through leading OEMs, including Hewlett-Packard Company ("HP") and Compaq Computer Corporation ("Compaq"). We also sell our products through distribution channel partners such as Bell Microproducts and Consan (a Gates/Arrow Company) . For the six months ended September 30, 2001, approximately $5.2 million or 45% of our net revenues came from sales to HP and approximately $3.3 million or 28% of our net revenues came from sales to Compaq. In fiscal 2001, of our $33.3 million in total revenue, $14.1 million or 42% was due to sales to HP and $11.1 million or 33% was due to sales to Compaq. We expect a majority of our net revenues in the foreseeable future to be derived from a limited number of customers.

   The Company records revenue on product sales to OEMs upon shipment . Revenue to distributors is recognized upon sell through to end-users. During the fourth quarter of fiscal 2001, the Company changed its accounting method from recognizing revenue net of appropriate reserves for sales returns when merchandise is shipped to distributors, to recognizing revenue and related gross margin when the product is shipped by the distributor to end-user. The cumulative effect of this change in accounting policy in fiscal 2001 was an increase in our net loss by $5.3 million. This change in accounting policy was made effective April 1, 2000. Accordingly, certain amounts for the three and six month periods ended September 30, 2000 have been restated to reflect this change in accounting principle. The effects of this restatement to previously reported financial information for the three and six months ended September 30, 2000 was disclosed in the Company's 10-K/A for the fiscal year ended March 31, 2001, which was filed with the SEC on November 7, 2001.

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

QUARTERLY RESULTS OF OPERATIONS

        The following table presents our operating results for the three and six month periods ended September 30, 2001 and 2000 as a percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        --------------------    --------------------
                                                        SEPT. 30    SEPT. 30    SEPT. 30    SEPT. 30
                                                          2001        2000        2001        2000
                                                        --------    --------    --------    --------
Net revenues                                               100%        100%        100%        100%
Cost of revenues                                            54         170          54         101
                                                          ----        ----        ----        ----
   Gross Margin                                             46         (70)         46          (1)
Operating expenses:
  Research and development                                 120         108         109          75
  Sales and marketing                                       68          74          65          62
  General and administrative                                38          29          31          20
  In-process research and development costs                 --          --          --          26
  Amortization of goodwill and intangible assets            --          13          --          11
  Amortization of deferred compensation                      2           2           1           2
                                                          ----        ----        ----        ----
     Total operating expenses                              228         226         206         196
                                                          ----        ----        ----        ----
 Loss from operations                                     (182)       (296)       (160)       (197)
 Interest income, net                                        1           9           1           8
                                                          ----        ----        ----        ----
 Loss before cumulative effect of change in
  accounting principle                                    (181)       (287)       (159)       (189)
 Cumulative effect of change in accounting principle        --          --          --         (28)
                                                          ----        ----        ----        ----
Net Loss                                                  (181)       (287)       (159)       (217)
                                                          ----        ----        ----        ----
Dividend related to redeemable common stock                  7          --           3          --
                                                          ----        ----        ----        ----
 Net Loss attributable to common shareholders             (188)%      (287)%      (162)%      (217)%
                                                          ====        ====        ====        ====


NET REVENUES

   Net revenues for the three months ended September 30, 2001 decreased by approximately $3.0 million or 37% to $5.1 million compared to net revenues of $8.1 million for the same period in fiscal 2001. Correspondingly, net revenues for the six months ended September 30, 2001, decreased by 38% to $11.6 million compared to net revenues of $18.9 million for the six month period ended September 30, 2000. The decrease in revenues during the three and the six month periods ended September 30, 2001 as compared to the three and six month periods ended September 30, 2000 was primarily due to a reduction in sales of approximately $7.9 million of the Company's older hub products, which are currently being phased out. This reduction in sales was partially offset by higher sales of switch products, primarily the Slingshot 4218.

   During the six month period ended September 2001, approximately $5.5 million or 47 % of our net revenues were derived from sales of our Capellix 3000 and 2000 switch products, approximately $0.4 million or 3% from sales of our new Slingshot 4218 fabric switch product and $5.7 million or 49% from the sale of our hub products. For the six months ended September 30, 2000, approximately $5.3 million or 28% of our revenues were derived from sales of our Capellix 3000 and 2000 switch products and approximately $13.6 million or 72% of our revenues were related to hub products. This overall shift and reduction of hub product to switch product sales has been largely driven by the market change of OEMs transitioning to switch products due to technological advantages including a higher level of intelligence and overall performance as well as price.

   For the three and six month periods ended September 30, 2001, respectively, approximately 44% and 45% of our net revenues respectively came from sales to HP, while approximately 29% and 28 % of our net revenues came from sales to Compaq during the same time periods. For the three and six month periods ended September 30, 2000, respectively, sales to HP and Compaq each accounted for approximately 31% and 46% and 41% and 39%. We expect a majority of our net revenues in the foreseeable future to be derived from a limited number of customers.

   Revenues by geographic area during the three and six months ended September 30, 2001, respectively, were 72% and 71% from North America, 23% and 25% from Europe and 5% and 4% from Asia. For the same three and six month periods ended September 30, 2000, these percentages were approximately 72% and 79% from North America, 26% and 19% from Europe and 2% and 2% from Asia.

   Net revenues during the three and six months ended September 30, 2001 may not be indicative of future results. In fiscal 2002, we expect that a substantial majority of our net revenues will come from the sale of new products currently being sold including our Fibre Channel fabric backbone switch products, the Slingshot 4218 and 4210.

GROSS MARGIN

   Gross margins as a percentage of net revenues for the three and six month periods ended September 30, 2001 were 46 %, compared to a negative gross margin percentages of (70)% and (1)% for the three and six month periods ended September 30, 2000, respectively.

   The increase in gross margins for the three and six month periods ended September 30, 2001, compared to the same periods in 2000 was primarily due to a $6.3 million charge to inventory reserves for excess and obsolete products as well as a $2.8 million production cancellation penalty which were recorded during the three month period ended September 30, 2000. The gross margin for the six month period ended September 30, 2001 was also impacted by a favorable settlement of certain outstanding amounts due to suppliers. In June 2001, we settled a $1.2 million purchase commitment dispute with a supplier for approximately $0.45 million. In the previous fiscal year, we had entered into a purchase order commitment for material which the Company later attempted to cancel. In March 2001, we accrued $1.2 million as part of cost of sales as we had no use for this material and were in negotiations with the supplier as to the ultimate amount to be paid. In June 2001, when the favorable settlement agreement was signed, the remaining $0.75 million accrual was reversed into cost of sales and we subsequently paid the balance of $0.45 million in early July 2001. The original accrual was based on management's estimate of the likely outcome of the settlement negotiations with the suppliers and was originally recorded in fiscal year 2001.

RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred.

   Research and development expenses declined by 29% to $6.1 million for the quarter ended September 30, 2001, from $8.6 million for the same quarter last year. For the six month period ended September 30, 2001, research and development expenses decreased by 10 % to $12.7 million from $14.2 million last year. The decrease was primarily due to the reduction in research and development headcount and related costs as well as a reduction in the development costs of the Capellix and Slingshot family of switch products.

    We believe that a significant level of investment in product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development.

SALES AND MARKETING EXPENSES

   Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as, costs associated with trade shows, promotional activities, travel expenses and other related expenses.

   Sales and marketing expenses decreased by 43% to $3.4 million during the quarter ended September 30, 2001, from $6.0 million for the same quarter last year. For the six month period ended September 30, 2001, sales and marketing expenses decreased by 35% to $7.6 million from $11.7 million last year.

    The decrease is primarily attributable to a reduction in marketing and sales support activities related to the Capellix product line, such as a reduction in the number of joint seminar, tradeshow and advertising activities with key OEMS, alliance and distribution partners worldwide.

GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems.

   General and administrative expenses decreased by 18% to $1.9 million for the quarter ended September 30, 2001, from $2.3 million for the same quarter last year. For the six month periods ended September 30, 2001, general and administrative expenses decreased by 7% to $3.6 million from $3.8 million last year. The decrease was primarily due to lower headcount and related costs.

SEVERANCE COSTS

     Between March and August 2001, the Company reduced its headcount from 255 to 213 employees, or 16% and paid approximately $0.6 million in severance costs during this period. In October 2001, the Company reduced its headcount by a further 31 employees, or 15% and paid approximately $0.6 million in the same month in severance costs. Of the 74 employees that were let go during these reductions in force, 11 employees were in Sales, 8 employees were in Marketing, 12 employees were in Operations, 34 employees were in Engineering, and 9 employees were in administrative positions. Of the 34 engineering employees who were laid-off, 7 of these employees were directly involved with the Axxess product line which was discontinued.

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

   At the time of the acquisition of SmartSAN in April 2000, the Company allocated approximately $4.9 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on a risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

   At the acquisition date, SmartSAN was conducting design, development, engineering and testing activities associated the development of next-generation Geminix products: SDM3000, RDM4000, and DDM5000, valued at $0.8 million, $1.1 million, and $3.0 million, respectively.

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

   At the acquisition date, the technologies under development were approximately 80%, 65% and 25% complete, based on engineering man-month data and technological progress. SmartSAN had spent approximately $0.7 million on the in-process projects, and expected to spend approximately $2.5 million to complete all phases of the R&D projects. Anticipated completion dates ranged from 2 months for the SDM3000 to 12 months for the DDM5000, at which times the Company expected to begin benefiting and generating cash flows, from the developed technologies.

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

INVENTORY RESERVES

The $0.4 million increase in inventory reserve during the quarter ended June 30, 2001 related to lower than expected demand for Capellix products.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

   For the three and six month periods ended September 30, 2001, respectively, Gadzoox amortized approximately $1.0 million and $2.1 million of goodwill and intangible assets as a result of our acquisition of SmartSAN in April 2000. Due to the abandonment of SmartSAN related technology and products in the fourth quarter of fiscal 2001, the Company expensed all goodwill and intangible assets related to SmartSAN at that time and will no longer record any amortization.

AMORTIZATION OF DEFERRED COMPENSATION

   In connection with the grant of stock options to employees, we recorded deferred compensation within stockholders' equity of approximately $3.0 million for stock options prior to Gadzoox' initial public offering in July 1999. This represents the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded amortization of deferred compensation of approximately $0.1 million and $0.2 million for the quarters ended September 30, 2001 and 2000, respectively, and $0.2 million and $0.3 million for the six months ended September 30, 2001 and 2000, respectively . The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

INTEREST INCOME, NET

   Interest income, net of interest expense, related to our debt and lease obligations, includes income from our cash and cash equivalents and short-term investments. Interest income, net of interest expense, totaled $0.1 million for the quarter ended September 30, 2001 compared with $0.7 million for the same quarter a year ago. Likewise, for the six months ended September 30, 2001, interest income totaled $0.2 million versus $1.6 million for the same quarter a year ago. In both cases, the decrease in net interest income is due to lower interest income earned due to cash usage by the Company for operating and investing activities.

DIVIDEND RELATED TO COMMON STOCK

   In connection with the May 2001 private placement of 5.6 million shares of our common stock and the August 2001 private placement of 5.0 million shares of our common stock, we agreed to register the shares sold in these private placement financings for resale under the Securities Act. The registration rights agreements that we entered into in connection with the above financing transactions contain provisions that required us to pay penalty fees to the purchasers in these financings unless the registration statements covering the resale of these shares were declared effective by the SEC by certain prescribed deadlines. The SEC declared the registration statements filed in connection with the May 2001 and August 2001 private placement financings effective as of November 9, 2001. No penalties have been accrued by the Company in connection with the August 2001 financing as the SEC declared the registration statement effective in advance of the date upon which penalties would have started to accrue. However, with respect to the May 2001 shares, the Company has incurred penalty fees totaling approximately $0.33 million and $0.37 million respectively, as of September 30, 2001 and October 23, 2001 (the last relevant penalty assessment date), for not having the registration statement declared effective prior to the penalty start date of August 24, 2001. The SEC declared the May 2001 registration rights agreement effective on November 9, 2001 and, thus, no penalties were accrued by the Company beyond October 23, 2001, the last date through which penalties could be assessed. The $0.33 million penalty accrual as of September 30, 2001 is recorded as a dividend related to common stock and is shown on the Condensed Statement of Operations in determining the Net Loss attributable to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

   We incurred a net loss in the year ended March 31, 2001 of $92.8 million and for the six months ended September 30, 2001 we incurred a net loss of $18.9 million and have an accumulated deficit of $151.2 million as of September 30, 2001. We have continuously incurred net losses from operations and used $51.0 million, $17.6 million and $24.0 million of cash used for operations for the year ended March 31, 2001, and for the six months ended September 30, 2001 and September 30, 2000, respectively.

   At September 30, 2001, we had approximately $14.5 million in cash and cash equivalents, an increase of approximately $3.6 million from March 31, 2001, and $15.1 million in net working capital, an increase of approximately $3.3 million from March 31, 2001.

   For the six months ended September 30, 2001, we used $ 17.6 million in net cash for operations compared to $24.0 million for the same six month period in 2000. The 27 % net decrease in net cash used in operating activities was primarily due to a $22.1 million reduction in the net loss, offset in part by a decrease in non-cash items such as amortization of goodwill and intangibles of $2.1 million and a one time non-cash charge of $4.9 million for in process research and development costs both related with our acquisition of SmartSAN in April 2000. Additionally, the non-cash inventory reserves for excess and obsolete inventory were reduced by $6.3 million and net working capital was reduced by $2.3 million during the six month comparison periods.

   For the six months ended September 30, 2001, $1.9 million of cash was used to acquire equipment compared to $2.6 million used in the same period in 2000. Additionally, during the six month period ended September 30, 2000, we purchased $1.0 million of shares in a privately held Company, used approximately $1.2 million in cash to acquire SmartSAN, and purchased $0.1 million of available for sale investments.

   Net cash from financing activities during the first six month period ended September 2001 provided approximately $23.0 million as the Company sold 10.6 million shares of its common stock in private placement transactions during May and August 2001 and received proceeds net of all financing issuance costs (including the $0.2 million fee paid to obtain the Equity Line) of approximately $21.6 million. See Notes 7 and 8 of the notes to the Condensed Financial Statements for further details. Additionally, in September 2001, the Company borrowed approximately $1.4 million against its eligible accounts receivable. See Note 9 of the notes to the Condensed Financial Statements for further details. For the six months ended September 2000, the Company repaid approximately $3.6 million of principal and interest on our note payable to Seagate.

   Our cash needs depend on numerous factors, including market acceptance of and demand for our switch products, particularly new products currently being sold, under evaluation by customers or under development, including the Slingshot 4218 and 4210, our ability to develop and introduce new products and product enhancements, prices at which we can sell our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, increases in manufacturing costs and the prices of the components we purchase and other factors. In fiscal 2002 a substantial majority of our revenues are expected to be derived from the sale of new products currently under evaluation or development, including the Slingshot 4218 and 4210. We cannot assure you that we will be able to develop and introduce the Slingshot or other new products successfully and in the time frame we expect or that these products will be adopted by our OEM and distribution channel partners, or that significant net revenues would be derived if so adopted. If we are unable to raise additional capital or if sales from new products are lower than expected, we will be required to make a significant reduction in operating expenses and capital expenditures in fiscal 2002 to ensure that we will have adequate cash reserves to fund operations through the end of fiscal 2002.

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

   In addition to the foregoing, we are attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. In addition, cost-cutting measures have and could include additional reductions in force. Further, we are working with our channel partners to increase revenues through new marketing programs and promotions, and are exploring potential additional sources of revenue.

   Based on our current revenue projections, recent and anticipated cost-cutting measures including reductions in force, we believe that our cash reserves, working capital and accounts receivable financing lines would be adequate to fund our operations through the end of the second quarter of fiscal 2003. However, there is no assurance that additional financing will not be required to fund operations in the future. Additional financing may not be available to us on favorable terms or not at all. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may not be able to obtain. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business, or file for bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

RISK FACTORS

   You should carefully consider the following risk factors and all other information contained in this Form 10-Q for the quarter ended September 30, 2001. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occurs, our business, operating results and financial condition could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks. See also page 11 of this document for a discussion of forward-looking statements.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

WE HAVE INCURRED NET LOSSES IN EVERY FISCAL QUARTER SINCE OUR INCEPTION IN 1992 AND WE MAY NEVER BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

   We have incurred net losses in every fiscal quarter since our inception in 1992, most recently a net loss of $9.5 million in our quarter ended September 30, 2001. We incurred a net loss in fiscal 2001 of $92.8 million and we had an accumulated deficit of $151.2 million as of September 30, 2001. If we are unable to increase revenue so that we achieve profitability, our operating results will suffer and the price of our common stock may fall. We expect to incur significant product development, sales and marketing and general and administrative expenses as we focus our business on the design, development, manufacturing and sales of fibre channel switching products, in particular our two-gigabit Slingshot product line. Our first Slingshot product only became commercially available in July 2001. Because we have switched the focus of our business to our switch products and continue to phase out our Gibralter hub product line, we do not expect to generate substantial revenue in the future from the sales of our hub products. In fiscal 2001, of our $33.3 million in total revenue, $24.6 million, or 74%, was attributable to sales of our Gibralter hub products, and only $8.7 million, or 26%, was derived from sales of our switch products. In the six months ended September 30, 2001, of our $11.6 million in revenue, $5.9 million, or 51%, was attributable to sales of our switch products and $5.7 million, or 49%, was attributable to our Gibralter hub products. For the six months ended September 30, 2001, approximately $0.4 million or 3% or our total revenues came from sales of our new slingshot products. Our future operating results will depend on many factors, including the growth of the fibre channel switching market and market acceptance of our new switching products. We may never be able to achieve or sustain profitability.

WE HAVE LIMITED WORKING CAPITAL AND WE WILL NEED TO RAISE ADDITIONAL FINANCING TO SUSTAIN OUR BUSINESS.

   We had only $15.1 million in working capital available as of September 30, 2001. We have never been profitable and we used $51.0 million of cash for operating activities in fiscal 2001, and approximately $17.6 million for the six months ended September 30, 2001. If we are unable to raise additional financing or if sales of our storage area network products are lower than we expect, we may be unable to sustain our business. Additional financing may not be available to us when and as required on commercially reasonable terms, if at all. In the event we are able to obtain additional financing, the issuance of equity or equity-related securities will dilute the ownership interest of our existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our business. Issuance of debt securities could also impair our financial condition and interest payments could have an adverse effect on our results of operation. If we are unable to raise additional capital or if sales from our switching products are lower than expected, we will be required to make a significant reduction in operating expenses and capital expenditures in fiscal 2002 to ensure that we will have adequate cash reserves to fund operations through the end of fiscal 2002 and beyond. Additionally, we would be required to explore strategic alternatives, which may include a merger, asset sale or another comparable transaction or form a joint venture with a strategic partner or partners to provide additional capital resources to fund operations. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business or face bankruptcy.

WE MAY NOT BE ABLE TO DRAW DOWN A SUFFICIENT AMOUNT OF FUNDS UNDER OUR EQUITY LINE FINANCING ARRANGEMENT TO FUND OUR OPERATIONS.

   The terms of our equity line financing agreement with Societe Generale, or SG, limit our ability to draw down funds under this financing line. As a consequence, we may not be able to draw down a sufficient amount of funds under the equity line to fund our operations and we will, in all likelihood, need to raise additional funds. In June 2001 we entered into an equity line with SG which was amended and restated in October 2001, pursuant to which we have the right to sell to SG, and SG has the obligation to purchase, up to $20 million of our common stock over a two year period ending June 28, 2003. In addition, under the terms of an agreement entered into with Shoreline Pacific Institutional Finance (the institutional division of Financial West Group), the placement agent we engaged in connection with the equity line, we are obligated to pay a fee to Shoreline equal to 2% of the funds we draw down under this equity line.

   Under our equity line with SG, we can elect to sell a specific dollar amount of our common stock based upon the price and trading volume of our common stock during the 30 trading days prior to a draw down. Assuming the Company attempted to draw down funds and delivered such draw down notice to SG on October 22, 2001 and based on the $1.16 average volume weighted average price of our common stock for the five trading days preceding October 22, 2001 and the 140,793 assumed average daily trading volume of our shares during the 30 trading days preceding October 22, 2001, we would not be able to draw any funds under the equity line because our maximum draw down amount under these assumptions is $82,011 which is less than the minimum draw down amount permitted under the equity line. In addition, in the event our stock price is less than $1.00, we will not be able to draw down any funds under the equity line. Because our right to sell shares under the equity line agreement is subject to a number of conditions we may not be able to sell our shares of common stock under the equity line agreement when we wish or need. Consequently, we may not be able to raise sufficient capital under the equity line to fund our operations. In addition, in the event the equity line is terminated before we have drawn down at least $5 million, we will be required to pay a commitment fee of 6% of the amount of the $5 million not drawn down, up to a maximum fee of $300,000. This commitment fee will also become payable prior to the termination of the equity line if one of the following events occurs:

   - if a registration statement covering the shares purchased by SG under the equity line loses its effectiveness for 20 consecutive trading days or for more than 80 trading days in any twelve month period.

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

   Under the terms of our equity line with SG, we have the right to require that SG purchase shares of our common stock, subject to certain conditions. The shares of common stock that we sell to SG will be sold at a 6% discount to the daily volume weighted average price of our common stock during each day of the draw down period. If we were to draw down the entire $20.0 million Equity Line at the minimum purchase price of $0.94, we would be required to issue 21,276,596 shares of our common stock, or 54.2% of our currently outstanding common stock, which would result in substantial dilution to our current stockholders. In addition, SG's subsequent resale to the public of the shares it purchases under the equity line may result in an immediate and significant drop in our stock price. Furthermore, SG may engage in short-selling activities with respect to our common stock which could also cause the trading price of our stock to decline. In addition, The Nasdaq National Market has a continued listing requirement that the minimum bid price of our common stock must exceed $1.00 and if the minimum bid price of our common stock falls below this threshold for 30 consecutive days our stock could be delisted from The Nasdaq National Market. On November 12, 2001, the closing sales price of our common stock as reported by The Nasdaq National Market was $1.00. Note that in September 2001, The Nasdaq National Market announced that it was suspending the minimum bid requirement until January 2, 2002. If there is a significant drop in our stock price as a result of sales of our stock made under the equity line, short-selling activities by SG or otherwise, this could materially adversely affect our ability to raise additional funding and to attract and retain customers and distributors and quality personnel, which could lead to business failure.

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

   Continued listing on The Nasdaq National Market currently requires, among other things, that we have either stockholders' equity in excess of $10.0 million or that our net tangible assets exceed $4.0 million. The Nasdaq National Market is in the process of phasing out this net tangible assets test and, after November 1, 2001, we must meet the $10.0 million stockholders' equity requirement. As of September 30, 2001, our stockholders' equity and net tangible assets were each approximately $23.7 million. Consequently, as of September 30, 2001 we met this aspect of The Nasdaq National Market continued listing requirements. However, we expect to incur additional losses in future quarters which would affect our ability to meet The Nasdaq National Market continued listing standards for the minimum stockholder's equity and minimum net tangible assets tests. Note that on March 31, 2000, our stockholders equity was approximately $86.8 million and our net tangible assets were approximately $86.8 million. Furthermore, continued listing on The Nasdaq National Market requires that the minimum bid price of our common stock exceed $1.00. If the minimum bid price of our common stock is below the $1.00 threshold for 30 consecutive days, we will not meet this aspect of The Nasdaq National Market continued listing requirements. The closing sales price of our common stock as of November 12, 2001 as reported by The Nasdaq National Market was $1.00. Please note, however that in September 2001, The Nasdaq National Market announced that it was suspending the minimum bid requirement until January 2, 2002.

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

   We incurred $91.0 million in operating expenses in fiscal 2001, and approximately $24.1 million in the six month period ended September 30, 2001. We may not be able to reduce our operating expenses sufficiently to reduce our net losses which were $92.8 million in fiscal 2001 and $18.9 million in the six month period ended September 30, 2001. In March 2001, we implemented a reduction of force decreasing our headcount by 27 employees. In August 2001, we implemented a second reduction in force decreasing our headcount by 16 employees. In October 2001, we implemented a third reduction in force decreasing our headcount by a further 31 employees. For the most part, each of the reductions in force were implemented on an across-the-board basis throughout our various departments. In the March 2001 reduction in force, 7 of the affected employees were terminated as a direct result of our decision to discontinue the Axxess product line. However, aside from the March 2001 reduction with respect to the Axxess product line, no reduction in force was targeted to a specific product line. In particular, of the 74 employees that were let go during these reductions in force, 19 of the affected employees were in our sales and marketing department, 12 were in our operations department, 28 were in our engineering department and 5 were in our finance department. The remaining employees who were terminated were in administrative positions. We incurred approximately $0.34 million in severance costs related to our March 2001 reduction in force, $0.29 million in severance costs related to our August 2001 reduction in force and approximately $0.60 million in severance costs related to our October 2001 reduction in force, all of which amounts have been fully incurred and paid to date. We are also attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. In addition, future cost-cutting measures could include additional reductions in force. If we are unable to reduce our operating expenses sufficiently, we may not be able to reduce our net losses or sustain our business. This may impair our ability to attract additional financing on commercially reasonable terms or at all. Our ability to successfully reduce our operating costs could materially affect our quarterly and annual operating results.

WE ONLY RECENTLY BEGAN SELLING FIBRE CHANNEL SWITCH PRODUCTS AND OUR ABILITY TO SUCCESSFULLY SELL OUR CAPELLIX AND SLINGSHOT SWITCH PRODUCTS IS DIFFICULT TO EVALUATE. CONSEQUENTLY, OUR OPERATING RESULTS WILL BE DIFFICULT TO FORECAST.

   In the quarter ended March 31, 2001, we decided to focus our business on selling fibre channel switch products, a segment of the storage area network market that we have not historically competed in. In fiscal 2001, of our $33.3 million in total revenue, $24.6 million, or 74%, was attributable to sales of our Gibraltar hub products and only $8.7 million, or 26% of our total revenue, derived from sales of our switch products. In the six month period ended September 30, 2001, of our $11.6 million in revenue, $5.9 million, or 51%, was attributable to our switch products and $5.7 million, or 49%, was attributable to our hub products. We plan to phase out our Gibralter hub product line and focus on our switch products. We only began selling our Capellix switch products in September 1999 and we expect much of our future revenue to come from sales of our two-gigabit Slingshot products, the first of which only became commercially available in July 2001. The quarter ended September 30, 2001 was our first quarter during which we had our two-gigabit Slingshot switch product available and we recognized only $0.4 million of our $5.1 million in total revenue that quarter from sales of the two-gigabit Slingshot product.

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

   If we are unable to successfully penetrate the fibre channel switch market, our revenue will continue to decline, our net losses will increase, we will need to raise additional funding and we may not be able to sustain our business. In the six month period ended September 30, 2001, we recorded $11.6 million in total revenue compared to $18.9 million in total revenue from the six month period ended September 30, 2000, a decrease of 38%. The quarter ended September 30, 2001 was our first quarter during which we had our two-gigabit Slingshot switch product available and we recognized only $0.4 million of our $5.1 million in total revenue that quarter from sales of the two-gigabit Slingshot product. We do not have significant experience in developing, marketing, selling and supporting switch products. In contrast, many of our competitors do have this experience and many of our competitors have significantly greater financial, technical, marketing and administrative resources than we do. In addition, many of these competitors have pre-existing relationships with the primary original equipment manufacturers that we expect to sell our switch products to. Other factors that may affect the market acceptance of our switch products, many of which are beyond our control, include the following:

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

   We depend on a few key original equipment manufacturer customers for substantially all of our revenue. In the six month period ended September 30, 2001, of our $11.6 million in total revenue, $5.2 million or 45% was due to sales to HP and $3.3 million or 28% was due to sales to Compaq. In fiscal 2001, of our $33.3 million in total revenue, $14.1 million or 42% was due to sales to HP and $11.1 million or 33% was due to sales to Compaq. In September, 2001, HP and Compaq announced that they intend to merge the two companies. If the merger is successfully completed, the combined company may buy fewer of our products than if HP and Compaq were purchasing storage area network products as separate companies.

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

OUR ORIGINAL EQUIPMENT MANUFACTURERS HAVE UNPREDICTABLE ORDER PATTERNS, WHICH MAY CAUSE OUR REVENUE TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

   Our original equipment manufacturer customers tend to order sporadically, and their purchases can vary significantly from quarter to quarter. Our original equipment manufacturers generally forecast expected purchases in advance, but frequently do not order as expected and tend to place purchase orders only shortly before the scheduled delivery date. We plan our operating expenses based in part on revenue projections derived from our original equipment manufacturers' forecasts. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. These order habits may cause our backlog to fluctuate significantly. Moreover, our backlog is not necessarily indicative of actual sales for any succeeding period, as orders are subject to cancellation or delay by our original equipment manufacturers with limited or no penalty. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. In the past, customers have unexpectedly reduced or cancelled orders for our products. In July 1998, Digital Equipment cancelled orders for our Bitstrip product, and in December 1998 HP unexpectedly reduced orders for our Gibraltar 10-port product. More recently, in 2000 and 2001, orders for our products by original equipment manufacturers have declined significantly due to a decline in sell-through to end-user customers. The recent terrorist attacks in New York and Washington could also contribute to further weakening in general economic conditions. We expect that given the overall weak general economic condition and the weakness in the market for storage area network products in particular, our customers may continue to be slow to place orders for our products.

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

   Our ability to successfully develop, market, sell and support our products depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, finance and operations, many of whom would be difficult to replace. The loss of the services of any of our key personnel could adversely affect our ability to implement our business plan. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing, finance and operations personnel, including executive officers. In addition, our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. Competition for these people is intense, especially in the San Francisco Bay area where our operations are headquartered. In particular, in the past we have experienced difficulty in hiring and retaining qualified application-specific integrated circuits, software, system, test and customer support engineers and executive staff and we may not be successful in attracting and retaining individuals to fill these positions. In March 2001, we implemented a reduction of force decreasing our headcount by 27 employees. In August 2001, we implemented a second reduction in force decreasing our headcount by 16 employees. In October 2001, we implemented a third reduction in force decreasing out headcount by a further 31 employees. As a result of these reductions in force, our workforce has been reduced by approximately 20% from its pre-March 2001 levels. Of the 74 employees that were terminated between March and October 2001, 19 of the affected employees were in our sales and marketing department, 12 were in our operations department, 28 were in our engineering department and 5 were in our finance department. With respect to our March 2001 reduction in force, 7 of the affected employees were terminated as a direct result of our decision to discontinue the Axxess product line. The remaining employees who were terminated were in administrative positions. None of the employees laid-off as a result of these reductions in force were considered to be key personnel by management. We do not believe these reductions in force have had a material adverse affect on our operations. However, these reductions in force may make it difficult for us to recruit necessary personnel in the future. If we are unable to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be harmed.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

   The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2000 through November 12, 2001, the market price has ranged from a high of $68.75 per share to a low of $0.84 per share. Several factors could impact our stock price including, but not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2001, all of our investments were in cash equivalents.

   We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., was filed against Gadzoox, three former officers, and two underwriters in Company's initial public offering ("IPO"), in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of Section 15 of the Securities Act against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5, promulgated thereunder; collectively, the "Exchange Act") against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 19, 1999 and December 6, 2000 (the "class period").

   On June 25, 2001, a similar complaint, captioned Goldgrab v. Gadzoox Networks, Inc., et al., Civil Action No. 1-01-CV-5798, was filed against the Company, the individual defendants, and several of the IPO underwriters in the Southern District of New York. The complaint is substantially identical to the Cooper complaint, except in that it alleges violations of Section 10(b) of the Exchange Act of 1934 (and Rule 10b-5, promulgated thereunder) against all defendants, including the Company and the individual defendants. There have been additional lawsuits filed containing allegations substantially identical to those in the Cooper and Goldgrab complaints.

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

   Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 200 other companies. The lawsuits against the Company have been coordinated for pretrial purposes with these other related lawsuits, and have been assigned the collective caption In re Initial Public Offering Securities Litigation. The coordinated pretrial proceedings will be overseen by Judge Shira A. Scheindlin. As of October 15, 2001, no schedule has been established regarding the lawsuits against the Company. The Company anticipates that all lawsuits against it specifically will eventually be formally coordinated or consolidated with one another. The Company believes it has meritorious defenses to these securities lawsuits and will defend itself vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   In August 2001, we sold 5.0 million shares of our common stock to three investors for net proceeds of approximately $7.3 million. This stock issuance was were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D based upon the representations of each of the respective investors that it was an "accredited investor" as defined under Regulation D and that it was purchasing such shares without a present view towards a distribution of the shares and because there was no general advertisement conducted in connection with the sale.

   In connection with a receivables financing agreement entered into between the Company and Pacific Business Funding, a division of Cupertino National Bank, in September 2001, the Company issued warrants to Pacific Business Funding to purchase up to 71,942 shares of its common stock at a price of $1.39 per share. The warrant is immediately exercisable, is nonforfeitable and expires five years from the date of grant.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on September 21, 2001. The results of the voting were as follows:

        Proposal 1:   Election of Milton Chang as a Class II director to
                      serve until the 2004 Annual Meeting of Stockholders or until his successor is elected and qualified.

                             Votes For:         28,991,750
                             Votes Withheld:     1,193,370

        Proposal 2:   Ratification of Arthur Andersen LLP as the Company's
                      independent auditors for the fiscal year ending March 31, 2002.

                             Votes For:         30,045,016
                             Votes Against:         95,716
                             Votes Abstaining:      44,388

        Proposal 3:   Amendment to the 1999 Director Option Plan to (i) increase the number of shares reserved for issuance under this plan, (ii) to increase the number of shares issuable to new non-employee directors, (iii) to increase the annual grants to non-employee directors and (iv) to provide for full acceleration of the vesting of options granted under this plan in the event of the occurrence of a change in control.

                             Votes For:         10,506,854
                             Votes Against:      4,030,038
                             Votes Abstaining:      42,544
                             Broker Non-Votes:  15,605,684

        Proposal 4:   Amendment to the 1999  Director Option Plan to increase
the number of shares of common stock by which the shares reserved for issuance under this plan will automatically increase each year.

                             Votes For:         10,498,623
                             Votes Against:      4,053,856
                             Votes Abstaining:      26,957
                             Broker Non-Votes:  15,605,684

        Proposal 5:   Amendments to the 1999 Employee Stock Purchase Plan.

                             Votes For:         12,463,749
                             Votes Against:      2,096,735
                             Votes Abstaining:      18,952
                             Broker Non-Votes:  15,605,684

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
------                            -----------------------
  4.7           Agreement and Warrant to purchase common stock issued to
                Pacific Business Funding, a division of Cupertino National
                Bank, dated September 28, 2001.

 10.34          Accounts Receivable Financing Agreement between Gadzoox and
                Pacific Business Funding, a division of Cupertino National Bank, dated September 28, 2001.


   (b) Reports on Form 8-K:

       (1) We filed a Current Report on Form 8-K dated September 6, 2001 (announcing the sale of 5,000,000 shares of the Registrant's common stock in a private placement transaction).

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                        GADZOOX NETWORKS, INC.

                                        By:       /s/     MICHAEL PARIDES
                                           -------------------------------------
                                                      Michael Parides
                                           President and Chief Executive Officer


                                        By:      /s/    DAVID P. EICHLER
                                           -------------------------------------
                                                      David P. Eichler
                                                 Vice President Finance and
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)


November 14, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
------                              -----------------------
  4.7           Agreement and Warrant to purchase common stock issued to
                Pacific Business Funding, a division of Cupertino National
                Bank, dated September 28, 2001.

 10.34          Accounts Receivable Financing Agreement between Gadzoox and
                Pacific Business Funding, a division of Cupertino National Bank, dated September 28, 2001.