Form 10-Q
period 2001-12-31
GADZOOX NETWORKS INC
filed 2002-02-12
CIK 1084722

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock on December 31, 2001 was 39,330,569 shares.

                             GADZOOX NETWORKS, INC.
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2001

                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I -- FINANCIAL INFORMATION...............................................................   3
Item 1. Financial Statements..................................................................   3
  Condensed Balance Sheets as of December 31, 2001 and March 31, 2001........................    3
  Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2001
  and 2000....................................................................................   4
  Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2001 and 2000.....   5
  Notes to Condensed Financial Statements.....................................................   6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   12
  Risk Factors................................................................................  19
Item 3. Quantitative and Qualitative Disclosure About Market Risks............................  31
PART II -- OTHER INFORMATION..................................................................  32
Item 1. Legal Proceedings.....................................................................  32
Item 2. Changes in Securities and Use of Proceeds.............................................  32
Item 3. Defaults Upon Senior Securities.......................................................  32
Item 4. Submission Of Matters to a Vote of Security Holders...................................  32
Item 5. Other Information.....................................................................  32
Item 6. Exhibits and Reports on Form 8-K......................................................  33
SIGNATURES....................................................................................  34

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             GADZOOX NETWORKS, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                              DECEMBER 31, 2001  MARCH 31, 2001
                                              -----------------  --------------
                                                 (UNAUDITED)
                             ASSETS

 Current assets:
   Cash and cash equivalents                      $   4,651       $  10,939
   Accounts receivable, net                           4,166           6,083
   Inventories                                        6,638          10,626
   Prepaid expenses and other current assets            684             961
                                                  ---------       ---------
           Total current assets                      16,139          28,609
Property and equipment, net                           6,979           8,244
Other assets                                            605             795
                                                  ---------       ---------
                                                  $  23,723       $  37,648
                                                  =========       =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of capital lease
     obligations                                  $     757       $     924
   Loan payable                                       1,166               0
   Accounts payable                                   3,955           6,176
   Accrued liabilities                                3,616           6,563
   Deferred revenues                                  1,308           3,161
                                                  ---------       ---------
           Total current liabilities                 10,802          16,824
 Capital lease obligations, net of current
  portion                                                10             403
 Other long term liabilities                            379              --
                                                  ---------       ---------
           Total liabilities                         11,191          17,227
                                                  ---------       ---------
Stockholders' equity:
   Common stock                                         197             142
   Additional paid-in capital                       175,848         153,003
   Deferred compensation                             (1,167)           (426)
   Accumulated deficit                             (162,346)       (132,298)
                                                  ---------       ---------
           Total stockholders' equity                12,532          20,421
                                                  ---------       ---------
                                                  $  23,723       $  37,648
                                                  =========       =========


 The accompanying notes are an integral part of these condensed financial statements.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  -----------------------       -----------------------
                                                   DEC. 31        DEC. 31        DEC. 31        DEC. 31
                                                    2001           2000           2001           2000
                                                  --------       --------       --------       --------
Net revenues                                      $  5,087       $  7,937       $ 16,726       $ 26,846
Cost of revenues                                     2,885          4,508          9,152         23,707
                                                  --------       --------       --------       --------
   Gross Margin                                      2,202          3,429          7,574          3,139
Operating expenses:
  Research and development                           4,932          5,836         17,667         19,996
  Sales and marketing                                3,212          6,497         10,825         18,212
  General and administrative                         2,025          1,885          5,604          5,713
  In-process research and development costs             --             --             --          4,900
  Amortization of acquired intangible assets            --          1,048             --          3,144
  Amortization of deferred compensation                163            145            320            447
  Restructuring charges                              3,007             --          3,007             --
                                                  --------       --------       --------       --------
   Total operating expenses                         13,339         15,411         37,423         52,412
                                                  --------       --------       --------       --------
 Loss from operations                              (11,137)       (11,982)       (29,849)       (49,273)
 Interest and other income, net                          1            521            172          2,116
                                                  --------       --------       --------       --------
 Loss before cumulative effect of change in
  accounting principle                             (11,136)       (11,461)       (29,677)       (47,157)
 Cumulative effect of change in accounting
  principle                                             --             --             --         (5,300)
                                                  --------       --------       --------       --------
Net Loss                                           (11,136)       (11,461)       (29,677)       (52,457)
Dividend related to common stock                        40             --            371             --
                                                  --------       --------       --------       --------
 Net Loss attributable to common
  shareholders                                    $(11,176)      $(11,461)      $(30,048)      $(52,457)
                                                  ========       ========       ========       ========
Net loss per basic share before cumulative
 effect of change in accounting principle         $  (0.28)      $  (0.41)      $  (0.85)      $  (1.70)
Cumulative effect of change in accounting
  principle                                             --             --             --          (0.19)
                                                  --------       --------       --------       --------
Net loss per basic share                          $  (0.28)      $  (0.41)      $  (0.85)      $  (1.89)
                                                  ========       ========       ========       ========
Weighted average shares used in computing
  loss per share                                    39,295         27,889         35,297         27,744
                                                  ========       ========       ========       ========

For the three and nine month periods ended December 31, 2001, respectively, the amortization of deferred compensation amounts shown include $89 and $180 related to research and development, $41 and $85 related to sales and marketing and $33 and $55 related to general and administrative expenses. In addition, for the three and nine months ended December 31, 2001, included in the cost of revenues amounts shown are $14 and $32 of reclassified amortization of deferred compensation, respectively.

For the three and nine month periods ended December 31, 2000, respectively, the amortization of deferred compensation amounts shown include $84 and $258 related to research and development, $41 and $126 related to sales and marketing and $20 and $63 related to general and administrative expenses. In addition, for the three and nine months ended December 31, 2000, included in the cost of revenues amounts shown are $18 and $53 of reclassified amortization of deferred compensation, respectively.

    The accompanying notes are an integral part of these condensed financial statements.

                             GADZOOX NETWORKS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Nine Months Ended
                                                                      December 31,
                                                                -----------------------
                                                                  2001           2000
                                                                --------       --------
Cash Flows from Operating Activities:
  Net Loss                                                      $(30,048)      $(52,457)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Adjustment for change in accounting principle                     --          5,300
    Accrued restructuring expense                                  2,298             --
    Depreciation and amortization                                  3,308          2,568
    Amortization of goodwill                                          --          3,144
    In-process research & development                                 --          4,900
    Amortization of deferred compensation                            352            500
    Non-cash stock compensation                                       --            456
    Forgiveness of loan to employee                                  159             --
    Provision for excess and obsolete inventory                      346          6,732
    Accrued interest                                                  --             27

Changes in operating assets and liabilities,
  net of assets and liabilities acquired:
      Accounts receivable                                          1,917          4,929
      Inventories                                                  3,642        (13,517)
      Prepaid expenses and other assets                              144            123
      Accounts payable and other accrued liabilities              (6,836)        (1,416)
      Deferred Revenue                                            (1,853)          --
                                                                --------       --------
       Net cash used in operating activities                     (26,571)       (38,711)
                                                                --------       --------
Cash Flows from Investing Activities:
  Purchases of property and equipment                             (2,189)        (3,629)
  Net cash used in the acquisition of SmartSAN,
    net of cash acquired                                              --         (1,167)
  Purchase of investments                                             --         (1,000)
  Proceeds from sale of available for sale
    investments                                                       --         30,619
  Cash used for long term deposits                                    59             --
                                                                --------       --------
       Net cash provided by (used in) investing activities        (2,130)        24,823
                                                                --------       --------
Cash Flows from Financing Activities:
  Payments on note payable                                            --         (3,555)
  Payments on capital lease obligations                             (560)        (1,203)
  Proceeds from Loan Payable                                       2,721             --
  Payments on Loan Payable                                        (1,555)            --
  Proceeds from issuance of common stock, net                     21,807          1,229
                                                                --------       --------
       Net cash provided by (used in) financing activities        22,413         (3,529)
                                                                --------       --------
Net decrease in cash and cash equivalents                         (6,288)       (17,417)
Cash and cash equivalents at beginning of period                  10,939         42,830
                                                                --------       --------
Cash and cash equivalents at end of period                      $  4,651       $ 25,413
                                                                ========       ========
Supplemental Cash Flow Information:
Cash paid for interest                                          $     86       $    192
                                                                ========       ========
Non-cash Financing Activities:
  Fair value of warrants issued in connection with
  common stock                                                  $    481             --
                                                                ========       ========


    The accompanying notes are an integral part of these condensed financial statements.

                             GADZOOX NETWORKS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
(INFORMATION FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 IS UNAUDITED)


1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by Gadzoox Networks, Inc. (Gadzoox or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information not misleading. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in Gadzoox' Annual Report on Form 10-K/A for the fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on November 7, 2001.

During the fourth quarter of fiscal 2001, the Company changed its accounting method for recognizing revenue net of appropriate reserves for sales returns when merchandise is shipped to distributors, to recognize revenue and related gross margin when the product is shipped by the distributor to the end-user. The cumulative effect of this change in accounting policy in fiscal 2001 was an increase in our net loss of $5.3 million. This change in accounting policy was made effective April 1, 2000. Accordingly, certain amounts for the three and nine month periods ended December 31, 2000 have been restated to reflect this change in accounting principle. The effects of this restatement to previously reported financial information for the three and nine months ended December 31, 2000 was disclosed in the Company's 10-K/A for the fiscal year ended March 31, 2001, which was filed with the Securities and Exchange Commission on November 7, 2001. The Company believes this change is preferable as it better recognizes the substance of demand for its products due to changes in the market place during fiscal year 2001 and will accordingly better focus the Company on, and allow investors to better understand, end-user demand trends for its products through the distribution channel.

In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending March 31, 2002.

2. ACQUISITION OF SMARTSAN SYSTEMS, INC.

On March 2, 2000, the Company entered into a definitive agreement to acquire SmartSAN Systems, Inc. (SmartSAN), a California company. The acquisition was completed in April 2000 and was accounted for under the purchase method of accounting. The Company acquired all of the outstanding shares of SmartSAN by issuing 239,433 shares of its common stock and assuming options to purchase 108,376 additional shares (which share number reflects the effect of the exchange ratio applied to the outstanding SmartSAN stock options at the time of the acquisition). Total consideration was as follows (in thousands):

Fair value of common stock issued and options assumed........  $ 23,625
Merger and other related costs paid in cash..................     1,169
                                                               --------
Total consideration..........................................  $ 24,794
                                                               ========

The fair value of the Company's common stock was determined using the average closing market price over several days on either side of the acquisition announcement on March 2, 2000. The fair value of the SmartSAN options assumed was estimated using the Black-Scholes pricing model and assumptions consistent with those used to value options issued to employees in accordance with the consensus reached by the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) in EITF Issue 90-9 Changes to Fixed Employee Stock Option Plan as a result of Equity Restructuring.

The allocation of the total consideration to the fair value of acquired assets and liabilities assumed is as follows (in thousands):

Fair value of net assets acquired and liabilities assumed.............  $   (778)
Acquired intangibles..................................................    20,672
In-process research and development...................................     4,900
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

Other acquired intangible assets, including goodwill, developed technology and other intangible assets of approximately $20.7 million were being amortized over their estimated useful lives of five years on a straight-line basis. Accordingly, for the three and nine months ended December 31, 2000, Gadzoox amortized respectively, approximately $1.0 million and $3.1 million of goodwill and intangible assets.

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

As a result of the abandonment of the related product lines and technologies, management determined that, based on an updated analysis of the SmartSAN acquisition, remaining goodwill and intangible assets totaling approximately $16.8 million had become impaired and were written off in the fourth quarter of fiscal 2001.

3. NET LOSS PER SHARE

Historical net loss per share has been calculated under Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS No. 128) for all periods presented. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of an initial public offering must be included in the calculation of basic and diluted net loss per share as if such stock has been outstanding for all periods presented. Gadzoox has not had any issuances or grants for nominal consideration. In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of the stock options and warrants are antidilutive.

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

5. INVENTORIES

Inventories are stated at the lower of cost or market, on a first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. It is possible that estimates of net realizable value can change in the near future. Inventories consist of the following (in thousands):

                                    DEC. 31,        MAR. 31,
                                     2001            2001
                                  -----------     ----------
                                  (UNAUDITED)
Raw materials ...............      $ 5,205         $ 5,157
Work-in-progress ............            1              26
Finished Goods ..............        1,432           5,443
                                   -------         -------
  Total .....................      $ 6,638         $10,626
                                   =======         =======

6. LEGAL PROCEEDINGS

On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., was filed against Gadzoox, three former officers, and two underwriters in the Company's initial public offering (IPO), in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 (the Securities
Act) against all defendants, a violation of Section 15 of the Securities Act against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5, promulgated there under; collectively, the Exchange Act) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 19, 1999 and December 6, 2000 (the class period).

On June 25, 2001, a similar complaint, captioned Goldgrab v. Gadzoox Networks, Inc., et al., Civil Action No. 1-01-CV-5798, was filed against the Company, the individual defendants, and several of the IPO underwriters in the Southern District of New York. The complaint is substantially identical to the Cooper complaint, except in that it alleges violations of Section 10(b) of the Exchange Act of 1934 (and Rule 10b-5, promulgated there under) against all defendants, including the Company and the individual defendants. There have been additional lawsuits filed containing allegations substantially identical to those in the Cooper and Goldgrab complaints.

The allegations of the complaints focus on purported actions of the underwriters in our 1999 initial public offering. The plaintiffs claim that the underwriters solicited and received excessive commissions from investors in exchange for favorable allocations of initial public offering shares. The plaintiffs also claim that the underwriters entered into agreements with their customers whereby, in exchange for favorable allocations of shares in the offering, the customers would commit to purchase additional shares in the aftermarket at pre-determined prices. The complaints filed against the Company, however, do not contain any particular allegations of any specific tie-in agreement or excessive commission received in connection with our offering specifically. The plaintiffs contend that we are liable under Section 11 of the Securities Act because our registration statement in the initial public offering did not disclose the purported actions by the underwriters. Two of the complaints also bring claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated there under, contending that we knew of, participated in or acted with reckless disregard to the alleged misconduct of the underwriters.

Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies. The lawsuits against the Company and all of these other related lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92, and are presently being overseen by Judge Shira A. Scheindlin. As of February 4, 2002, no schedule has been established regarding the lawsuits against the Company. The Company believes it has meritorious defenses to these securities lawsuits and will defend itself vigorously.

7. COMMON STOCK

In May 2001, the Company sold 5.6 million shares of its common stock in a private placement transaction and received net proceeds from this sale of approximately $14.5 million. The registration rights agreement that the Company entered into with its May 2001 investors contain provisions requiring the Company to pay penalties unless a registration statement covering the resale of these shares was declared effective by the SEC no later than 90 days after the Company's sale of the common stock to the investors. The Company filed a registration statement covering the resale of these shares on July 9, 2001 and the SEC declared this registration statement effective on November 9, 2001. As a result of the delay in having the registration statement declared effective by the SEC, the Company incurred penalties totaling approximately $0.37 million as of October 23, 2001 (the last relevant penalty assessment date). The $0.37 million in penalties was paid out in November 2001 to investors and is recorded as a dividend related to common stock and shown on the Condensed Statement of Operations in determining the Net Loss attributable to common stockholders.

In connection with the grant of stock options to employees, we recorded deferred compensation within stockholders' equity of approximately $3.0 million for stock options prior to Gadzoox' initial public offering in July 1999. This represents the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. The deferred compensation is being amortized to compensation expense at a rate of approximately $0.1 million per quarter and will be fully amortized by the quarter ended June 30, 2002.

In December 2001, in an effort to provided added incentive and retention of valuable employees, the Company granted options to purchase approximately 5.8 million shares of common stock to all employees (including executives) that were expected to remain with the Company after the January 2002 reduction in force. Fifty percent of the 5.8 million shares were granted at the fair market value of the common stock at the date of grant. The other fifty percent of the 5.8 million shares were granted at prices below the market closing price on the date of grant and will vest to employees over a six month period from December 17, 2001 through June 17, 2002. The difference between the fair market value of the common stock and the option exercise price at the date of grant of approximately $1.1 million was recorded as deferred compensation in stockholders' equity on the Condensed Balance Sheet at December 31, 2001 and will be amortized to compensation expense over the six month period ending June 17, 2002. In December 2001, the Company has amortized approximately $0.1 million of the $1.1 million of the deferred compensation expense. The Company expects to amortize the balance of the deferred compensation at the rate of $0.5 million per quarter during the March and June 2002 quarters. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Net of amounts included in cost of sales, the Company recorded total amortization of deferred compensation of approximately $0.2 million and $0.1 million for the quarters ended December 31, 2001 and 2000, respectively, and $0.3 million and $0.4 million for the nine months ended December 31, 2001 and 2000, respectively.

8. ACCOUNTS RECEIVABLE FINANCING

In September 2001, the Company entered into a one year accounts receivable financing agreement (receivables financing agreement) with Pacific Business Funding (PBF), a division of Cupertino National Bank, which provides the Company with a line of credit for up to $5.0 million based on eligible accounts receivable. The amount of eligible accounts receivable is based on an advance formula whereby the Company can borrow an amount equivalent to not more than 80 percent of all accounts receivable that are less than 90 days old. The financing rate is set at an annual percentage rate of 9.5% on the average daily balance outstanding under the receivables financing agreement, plus 1/2% of the face amount of each invoice. At December 31, 2001, the amount outstanding under the receivables financing agreement was approximately $1.2 million and is presented on the accompanying Condensed Balance Sheet as a Loan Payable.

9.  RESTRUCTURING

In the quarter ended December 31, 2001, the Company recorded approximately $3.0 million of restructuring charges associated with the Company's restructuring plan to reduce operating expenses in response to expected reduced short term demand for the Company's products. The restructuring charges include approximately $2.3 million related to the shutdown of the Company's Irvine, California satellite engineering office, the shutdown of all overseas sales offices, and costs associated with a vacant office building in San Jose, California, which the Company has been trying to sub-lease for the past year. These facility charges are net of estimated sublease income that the Company expects to generate from the vacated facilities.

Of the restructuring charges recorded in the quarter ended December 31, 2001, approximately $0.7 million is related to a reduction in work force that occurred in October 2001, when the Company reduced its headcount by 31 employees, or 15% of its work force. Of the 31 employees who were terminated during this reduction in force, 17 were engineering employees, 4 employees were sales employees, 2 were marketing employees, 1 was an operations employee, and 7 employees were in administrative positions.

The December 2001 restructuring plan also included an additional 54% reduction in overall headcount which was completed in January 2002 and consisted of 100 employees from the following departments: 16 marketing employees, 14 sales employees, 62 engineering employees, 5 operations employees and 3 employees from various administrative areas. During the March 2002 quarter, the Company expects to record additional restructuring expenses of approximately $2.7 million related to severance and personnel related costs in connection with the January 2002 reduction in force and between $1.3 to $2.3 million of estimated expenses related to the write-off of excess computer equipment, software and engineering materials.

The following table summarizes the Company's restructuring activities for the quarter ended December 31, 2001 charges (in 000s):

                                   Severance   Excess Facilities      Total
                                   ---------   -----------------      -----
Balance at September 30, 2001      $    --          $    --          $    --
Q3 restructuring charge                709            2,298            3,007
Non-cash charge                                        (244)            (244)
Amounts paid                          (709)              --             (709)
                                   -------          -------          -------
Balance at December 31, 2001       $    --          $ 2,054          $ 2,054
                                   -------          -------          -------

$1,678,000 of the liabilities for restructuring charges is included in accrued liabilities and $376,000 is included in other long-term liabilities. The $244,000 non-cash charge relates to the write-off of leasehold improvements at abandoned facilities.

10. SUBSEQUENT EVENTS

Convertible Debt Financing

On January 23, 2002, the Company entered into a 2.5% Senior Secured Convertible Debenture with Berg & Berg Enterprises, LLC, a California limited liability company, pursuant to which the Company borrowed the principle sum of $5.0 million from Berg & Berg. The debenture bears interest at the rate of 2.5% per annum, compounded quarterly. The principle and accrued interest under the debenture shall become due on January 23, 2005. The funds received under the debenture will be used for working capital in the ordinary course of the Company's business.

According to the terms of the debenture, Berg & Berg has the option to convert the principle amount outstanding under such debenture into shares of the Company's common stock at the conversion price of $0.759 per share (subject to adjustment as described below). Accordingly, the maximum number of shares of common stock issuable upon conversion of the proposed indebtedness under the debenture is 6,587,615 shares, which represents approximately 14.0% of the approximately 47.2 million shares of common stock outstanding as of January 23, 2002, after giving effect to the sale of 7,825,000 shares of common stock in a separate financing transaction completed on such date and further described below.

In connection with the sale of the debenture, the Company also entered into a registration rights agreement with Berg & Berg to register for resale the shares of common stock issuable upon conversion of the principal indebtedness under the debenture. In the event that a registration statement covering the resale of such conversion shares is not filed by April 23, 2002, under the terms of the debenture, Berg & Berg will be entitled to convert the principle amount outstanding at a conversion price of $0.6831 per share, reflecting a 10% discount on the original conversion price. If such reduction in the purchase price were to occur, the principal indebtedness under the debenture would be convertible into a maximum of 7,319,572 shares of common stock.

The sale and issuance of the debenture was exempt from registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D promulgated there under based upon the representations of Berg & Berg that it was an "accredited investor" as defined under Regulation D and that it was purchasing the debenture and the underlying shares without a present view toward a distribution of the debenture or the underlying shares. In addition, there was no general advertisement conducted in connection with the sale of the debenture

Equity Financing

On January 23, 2002, the Company sold 7,825,000 shares of its common stock at a per share purchase price of $0.50, resulting in gross proceeds to the Company of approximately $3.9 million. The 7,825,000 shares of the Company's common stock sold in the private placement represent approximately 16.6% of the approximately
47.2 million shares of the Company's common stock outstanding following the sale of such shares. The proceeds received from the sale of the shares will be used for working capital purposes.

In connection with the sale of the shares, the Company entered into a registration rights agreement with the investors to register for resale the shares the investors bought in the private placement transaction. Under the terms of the registration rights agreement, if the registration statement covering the resale of the shares is not declared effective by the SEC on or before April 24, 2002, the Company will be required to pay a fee to the investors equal to one-half of one percent of the purchase price of the shares, or approximately $20,000. In addition, for every 30 day period thereafter, if the registration statement has not been declared effective by the SEC by the end of such period, the Company will be required to pay an additional fee to the investors equal to one percent of the purchase price of the shares, or approximately $39,000. Furthermore, if the registration statement has not been declared effective on or prior to January 18, 2003, the investors have the right to demand that the Company repurchase the shares at a purchase price of $0.55 per share, of which the aggregate repurchase price would be approximately $4.3 million.

The issuance of the shares was exempt from registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D promulgated there under based upon the representations of each of the investors that it was an "accredited investor" as defined under Regulation D and that it was purchasing such shares without a present view toward a distribution of the shares. In addition, there was no general advertisement conducted in connection with the sale of the shares.

Equity Line

On October 17, 2001, the Company entered into an amended and restated equity line financing agreement with Societe Generale, a bank organized under the laws of France, which provided the Company the right to sell to Societe Generale up to $20,000,000 worth of shares of its common stock on a private placement basis on the terms and subject to the conditions set forth in the Equity Line Agreement. However, the terms of the equity line agreement prohibits the Company from delivering a draw down notice if the Company's common stock shall have traded below $1.00 for a period of 30 consecutive trading days. As of the close of market on January 15, 2002, the number of consecutive trading days the closing sales price of the common stock as reported by the Nasdaq National Market has been below the $1.00 threshold had reached 30 days and the Company can no longer deliver a draw down notice to Societe Generale under the equity line. Furthermore, because the Company had not sold any common stock to Societe General under the equity line prior to the termination of its ability to deliver a draw down notice, as of January 15, 2002, a $300,000 fee has become due and payable to Societe Generale, which represents the minimum commitment fee payable to Societe General under the equity line agreement.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held, used and disposed of. The statement will be effective for the financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined what impact the adoption of SFAS No. 144 will have on its financial position or results of operations.

On June 29, 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective April 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising after July 1, 2001 will not be subject to amortization. The adoption of SFAS No. 142 in April 2002 is not expected to have a material impact on the Company's financial statements.

In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 138 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not currently hold any derivative instruments and does not currently engage in any material hedging activities, the adoption of SFAS No. 138 did not have a material impact on the Company's financial position or results of operations.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained herein include, but are not limited to, statements that relate to future events or our future performance such as statements relating to the sufficiency of our capital resources to fund continuing operations; our commitment to continue to devote substantial resources to product research and development; and the percentage of our fiscal 2002 and fiscal 2003 sales that will be derived from new products. In certain cases you can identify forward-looking statements by terminology such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, intends, potential or continue or the negative of such terms or other comparable terminology. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to our ability to raise sufficient capital to enable us to continue to operate our business; market acceptance of the Company's new products and the speed at which customers adopt current and new products for Storage Area Networks (SAN); the ability and willingness of our Original Equipment Manufacturers (OEM) and distribution channel partners to buy and sell our products; our ability to develop, introduce, ship and support new products and product enhancements; growth rates of the market segment within which the Company participates; competition in the Company's industry and the timing of new technology and product introductions; the ability to retain and hire skilled personnel and the risks outlined under Risk Factors beginning on page 19 hereof. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements.

COMPANY OVERVIEW

We were founded in April 1992 and initially developed electronic test equipment. Since October 1995, we have focused on being a provider of hardware and software products for storage area networks, or SANs. Our SAN products are designed to leverage the capabilities of Fibre Channel technology to enable enterprises to better manage the growth of mission-critical data by overcoming the limitations of the traditional captive storage architecture. Since our inception, we have incurred significant losses, and as of December 31, 2001, we had an accumulated deficit of $162.3 million and, for the three and nine month periods ended December 31, 2001, our net loss was $11.2 and $30.0 million, respectively.

We currently derive substantially all of our revenues from sales of a limited number of products within two product lines: switches and hubs. We anticipate that net revenues from hub products will decline although, revenue from our switch products will continue to increase and will account for a substantial portion of our total net revenues for the foreseeable future, including the Slingshot 2 Gigabit (Gb) Fibre Channel Platform of products, including our new Fabric Switch 6 (6 port), an embedded option for Compaq's MSA1000 product and the Slingshot 4218 and 4210 products. The fiscal quarter ended December 31, 2001 was our first quarter during which we shipped the Slingshot 2 Gb Fabric Switch 6 to Compaq and the third quarter we shipped our 2 Gb Slingshot 4218 and 4210 products. Sales from the Slingshot 2 Gb Fibre Channel Platform products accounted for approximately $1.1 million or 21%, approximately $0.8 million or 16%, and approximately $0.3 million or 4%, respectively, of our total net revenues during the quarters ended December 2001, September 2001 and June 2001.

We depend on a few key customers. We sell our SAN products through leading OEMs, including Hewlett-Packard Company (HP) and Compaq Computer Corporation (Compaq). We also sell our products through distribution channel partners such as Bell Microproducts and Consan (a Gates/Arrow Company). For the nine months ended December 31, 2001, approximately $6.8 million or 40% of our net revenues came from sales to HP and approximately $5.6 million or 33% of our net revenues came from sales to Compaq. During the same nine month period in fiscal year 2001, of our $26.8 million in total net revenues, $10.4 million or 39% was due to sales to HP and $8.3 million or 31% was due to sales to Compaq. We expect a majority of our net revenues in the foreseeable future to be derived from a limited number of customers.

The Company records revenue on product sales to OEMs upon shipment net of appropriate estimated reserves for sales returns. Revenue to distributors is recognized upon sell through to end-users. During the fourth quarter of fiscal 2001, the Company changed its accounting method from recognizing revenue net of appropriate estimated reserves for sales returns when merchandise is shipped to distributors, to recognizing revenue and related gross margin when the product is shipped by the distributor to end-user. Since distributor revenue is now only recorded when sold through to third party end users, there is no need to reserve for estimated sales returns. The cumulative effect of this change in accounting policy in fiscal 2001 was an increase in our net loss of $5.3 million. This change in accounting policy was made effective April 1, 2000. Accordingly, certain amounts for the three and nine month periods ended December 31, 2000, have been restated to reflect this change in accounting principle. The effects of this restatement to previously reported financial information for the three and nine months ended December 31, 2000, was disclosed in the Company's 10-K/A for the fiscal year ended March 31, 2001, which was filed with the SEC on November 7, 2001.

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

Our OEM contracts generally contain additional provisions regarding product technical specifications, labeling and packaging instructions and other customization instructions. Several of our OEM sales contracts contain favored pricing provisions, as well as confidentiality provisions. Two of our OEM sales contracts provide the OEM the right to manufacture our product in the event of a material default that we are unable to cure within a specified time period.

Our contracts with our distribution channel partners generally contain additional provisions for stock rotation, which provide for a right of return for 10% to 15% of the value of purchases during the prior three months, to be offset with an immediately deliverable order in an amount equal to or greater than the amount of stock to be rotated. As revenue is only recognized when product is sold by the distributor to an end-user, stock rotation rights will not impair future revenues.

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

Over the last ten months, we have implemented a number of reductions in force as we restructure and reduce our operating expenses in response to expected reduced short term demand for the Company's products. In March 2001, we implemented a reduction of force decreasing our headcount by 27 employees. In August 2001, we implemented a second reduction in force decreasing our headcount by 16 employees. In October 2001, we implemented a third reduction in force decreasing out headcount by a further 31 employees. Finally, in January 2002, we announced a 54% reduction in force further decreasing our headcount by 100 employees.

QUARTERLY RESULTS OF OPERATIONS

The following table presents our operating results for the three and nine month periods ended December 31, 2001 and 2000 as a percentage of net revenues represented by selected items from the unaudited Condensed Consolidated Statements of Operations. This table should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein.

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        --------------------    --------------------
                                                         DEC. 31    DEC. 31     DEC. 31     DEC. 31
                                                          2001        2000        2001        2000
                                                        --------    --------    --------    --------
Net revenues                                               100%        100%        100%        100%
Cost of revenues                                            57          57          55          88
                                                          ----        ----        ----        ----
   Gross Margin                                             43          43          45          12
Operating expenses:
  Research and development                                  97          74         105          74
  Sales and marketing                                       63          81          65          68
  General and administrative                                40          24          34          21
  In-process research and development costs                 --          --          --          18
  Amortization of acquired intangible assets                --          13          --          12
  Amortization of deferred compensation                      3           2           2           2
  Restructuring expenses                                    59          --          18          --
                                                          ----        ----        ----        ----
     Total operating expenses                              262         194         224         195
                                                          ----        ----        ----        ----
 Loss from operations                                     (219)       (151)       (179)       (183)
 Interest income, net                                       --           7           1           8
                                                          ----        ----        ----        ----
 Loss before cumulative effect of change in
  accounting principle                                    (219)       (144)       (178)       (175)
 Cumulative effect of change in accounting principle        --          --          --         (20)
                                                          ----        ----        ----        ----
Net Loss                                                  (219)       (144)       (178)       (195)
Dividend related to redeemable common stock                 (1)         --          (2)         --
                                                          ----        ----        ----        ----
Net Loss attributable to common shareholders              (220)%      (144)%      (180)%      (195)%
                                                          ====        ====        ====        ====

NET REVENUES

Net revenues for the three months ended December 31, 2001 decreased by approximately $2.8 million or 36% to $5.1 million compared to net revenues of $7.9 million for the same period in fiscal 2001. Correspondingly, net revenues for the nine months ended December 31, 2001, decreased by 38% to $16.7 million compared to net revenues of $26.8 million for the nine month period ended December 31, 2000. The decrease in revenues during the three and the nine month periods ended December 30, 2001 as compared to the three and nine month periods ended December 30, 2000, is primarily due to a reduction in sales of approximately $3.9 million and $12.5 million, respectively, of the Company's older Gibraltar hub products which are in the process of being phased out. This reduction in sales was partially offset by sales of our new fabric switch products, including sales of the Slingshot 2 Gigabit Fibre Channel Platform of products including sales of the Fabric Switch 6, a 6 port embedded option for Compaq's new MSA1000 product and sales of the Slingshot 4218 and 4210 products. During the three months and nine months periods ended December 31, 2001, sales of those new fabric switch products accounted for approximately $1.1 million and $2.2 million, respectively, of revenues which offset the hub sales declines noted above. Sales of our Capellix 2000 and 3000 switch products for the comparative three month and nine months periods ended December 31, 2001 versus December 31, 2000, were approximately the same for both comparative period ends.

For the three and nine month periods ended December 2001, approximately $2.3 million or 46% and $7.2 million or 43%, respectively, of our net revenues were derived from sales of our Capellix 3000 and 2000 switch products, approximately $1.1 million or 21% and $2.2 million or 13%, respectively, of our net revenues were from sales of our new Slingshot 2 Gigabit Fibre Channel Platform, including sales of the Fabric Switch 6, a 6 port embedded option for Compaq's new MSA1000 product and the Slingshot 4218 and 4210 products, and approximately $1.7 or 33% and $7.3 million or 44%, respectively, or our net revenues were from the sale of our older Gibraltar hub products. For the three and nine month periods ended December 31, 2000, approximately $2.3 million or 29% and $7.0 million or 26%, respectively, of our revenues were derived from sales of our Capellix 3000 and 2000 switch products and approximately $5.6 million or 71% and $19.8 million or 74%, respectively, of our revenues were related to hub products. This overall shift and reduction of hub product to switch product sales has been largely driven by the market change of OEMs transitioning to switch products due to technological advantages including a higher level of intelligence and overall performance as well as price.

For the three and nine month periods ended December 31, 2001, respectively, approximately 31% and 40% of our net revenues respectively came from sales to HP, while approximately 44% and 33 % of our net revenues came from sales to Compaq during the same time periods. For the three and nine month periods ended December 31, 2000, respectively, approximately 37% and 39% or our net revenues respectively, came from sales to HP, while approximately 26% and 31% came from sales to Compaq during the same time periods. In September 2001, HP and Compaq announced that they intend to merge the two companies. If the merger is successfully completed, the combined company may buy fewer of our products than if HP and Compaq were purchasing storage area network products as separate companies. In any event, we expect a majority of our net revenues in the foreseeable future to be derived from a limited number of customers.

Revenues by geographic area during the three and nine months ended December 31, 2001, respectively, were 79% and 75% from North America, 16% and 21% from Europe and 5% and 4% from Asia. For the same three and nine month periods ended December 31, 2000, these percentages were approximately 71% and 70% from North America, 26% and 28% from Europe and 3% and 2% from Asia.

For the balance of fiscal 2002 and in fiscal 2003, we expect that a substantial majority of our net revenues will come from the sale of new products currently being sold including the Slingshot 2 Gigabit (Gb) Fibre Channel Platform of products, including shipments of the Fabric Switch 6, a 6 port embedded option for Compaq's new MSA1000 product and the Slingshot 4218 and 4210 products. We also expect that during the balance of fiscal 2002 and in fiscal 2003, sales of both our older hub products and sales of our Capellix switch products will diminish dramatically.

GROSS MARGIN

Gross margins as a percentage of net revenues for the three and nine month periods ended December 31, 2001 were 43% and 45% respectively, compared to gross margin percentages of 43% and 12% for the three and nine month periods ended December 31, 2000, respectively.

The increase in gross margins for the nine month period ended December 31, 2001, compared to the same period in 2000 was primarily due to a $6.7 million charge to the inventory reserves for excess and obsolete products as well as a $2.8 million production cancellation penalty which were recorded during the three month period ended September 30, 2000 and a reduction in the warranty reserve of $150,000 recorded in the quarter ended December 31, 2001. The gross margin for the nine month period ended December 31, 2001 was also impacted by a favorable settlement of certain outstanding amounts due to suppliers. In June 2001, we settled a $1.2 million purchase commitment dispute with a supplier for approximately $0.45 million. In the previous fiscal year, we had entered into a purchase order commitment for material which the Company later attempted to cancel. In March 2001, we accrued $1.2 million as part of cost of sales as we had no use for this material and were in negotiations with the supplier as to the ultimate amount to be paid. In June 2001, when the favorable settlement agreement was signed, the remaining $0.75 million accrual was reversed into cost of sales and we subsequently paid the balance of $0.45 million in early July 2001. The original accrual was based on management's estimate of the likely outcome of the settlement negotiations with the suppliers and was originally recorded in fiscal year 2001.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred.

Research and development expenses declined by 15% to $4.9 million for the quarter ended December 31, 2001, from $5.8 million for the same quarter last year. For the nine month period ended December 31, 2001, research and development expenses decreased by 12% to $17.7 million from $20.0 million last year. The decrease was primarily due to the reduction in research and development headcount and related costs as well as a reduction in the development costs of the Capellix and Slingshot family of switch products.

We believe that a significant level of investment in product research and development is required to remain competitive. However, as a result of the reductions in force that have occurred from March 2001 to January 2002, (a cumulative company-wide 67% headcount reduction) we expect to continue to devote a substantial yet reduced level of resources to product research and development prospectively.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as, costs associated with trade shows, promotional activities, travel expenses and other related expenses.

Sales and marketing expenses decreased by 51% to $3.2 million during the quarter ended December 31, 2001, from $6.5 million for the same quarter last year. For the nine month period ended December 31, 2001, sales and marketing expenses decreased by 41% to $10.8 million from $18.2 million last year. The decrease is primarily attributable to a reduction in headcount as well as marketing and sales support activities related to the Capellix product line, such as a reduction in the number of joint seminar, tradeshow and advertising activities.

As a result of the reductions in force that have occurred from March 2001 to January 2002 (a cumulative company-wide 67% headcount reduction), we expect that the level of sales and marketing expenses will be reduced prospectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems.

General and administrative expenses increased by 7% to $2.0 million for the quarter ended December 31, 2001, from $1.9 million for the same quarter last year. For the nine month period ended December 31, 2001, general and administrative expenses decreased by 2% to $5.6 million from $5.7 million last year. The increase in the December 2001 quarter was primarily related to higher Directors and Officers Liability (D&O) insurance costs, while the decrease for the nine months was primarily due to lower headcount and related costs, offset in part by higher D&O insurance costs.

As a result of the reductions in force that have occurred from March 2001 to January 2002 (a cumulative company-wide 67% headcount reduction), we expect that the level of general and administrative expenses will be reduced prospectively.

RESTRUCTURING COSTS

In August 2001, the Company reduced its headcount by 16 employees, or 7% of its work force, and paid approximately $0.3 million in severance costs in the quarter ended September 30, 2001. Due to the magnitude of this severance amount, these costs were included in research and development, sales and marketing and general and administrative expenses.

In October 2001, the Company reduced its headcount by a further 31 employees, or 15% of its work force, and paid approximately $0.7 million in severance and other personnel related costs. Of the 31 employees that were let go during this reduction in force, 17 were engineering employees, 4 employees were sales employees, 2 were marketing employees, 1 was an Operations employee, and 7 employees were in administrative positions. The $0.7 million of severance and other personnel costs paid were included in restructuring charges in the period ended December 31, 2001.

In December 2001, the Board approved a restructuring plan to further reduce operating expenses in response to expected reduced short term demand for the Company's products. In connection with the restructuring plan, the Company recorded a restructuring charge of approximately $2.3 million in the quarter ended December 31, 2001, related to the shutdown of the Irvine, California satellite engineering office, the shutdown of all overseas sales offices and costs associated with a vacant office building in San Jose, California which the Company has been trying to sub-lease for the past year. These facility charges are net of estimated sub-lease income that the Company expects to generate from the vacated facilities.

The December 2001 restructuring plan also included an additional 54% reduction in overall headcount, completed in January 2002, consisting of 100 employees from the following departments: 16 marketing employees, 14 sales employees, 62 engineering employees, 5 operations employees and 3 employees from various administrative areas. During the quarter ending March 31, 2002, the Company expects to record additional restructuring expenses of approximately $2.7 million related to severance and personnel related costs in connection with the January 2002 reduction in force and between $1.3 million to $2.3 million of estimated expenses related to the write-off of excess computer equipment, software and engineering material.

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

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

For the three and nine month periods ended December 31, 2000, respectively, Gadzoox amortized approximately $1.0 million and $3.1 million of goodwill and intangible assets as a result of our acquisition of SmartSAN in April 2000. Due to the abandonment of SmartSAN related technology and products in the fourth quarter of fiscal 2001, the Company expensed all remaining unamortized goodwill and intangible assets related to SmartSAN.

AMORTIZATION OF DEFERRED COMPENSATION

In connection with the grant of stock options to employees, we recorded deferred compensation within stockholders' equity of approximately $3.0 million for stock options prior to Gadzoox' initial public offering in July 1999. This represents the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. The deferred compensation is being amortized to compensation expense at a rate of approximately $ 0.1 million per quarter and will be fully amortized by the quarter ended June 30, 2002.

In December 2001, in an effort to provided added incentive and retention of valuable employees, the Company granted options to purchase approximately 5.8 million shares of its common stock to all employees (including executives) that were expected to remain with the Company after the January 2002 reduction in force. Fifty percent of the 5.8 million shares were granted at the fair market value of the common stock at the date of grant. The other fifty percent of the
5.8 million shares were granted at prices below the market closing price on the date of grant and will vest to employees over a six month period from December 17, 2001 through June 17, 2002. The difference between the fair market value of the common stock and the option exercise price at the date of grant of approximately $1.1 million was recorded as deferred compensation in stockholders' equity on the Condensed Balance Sheet at December 31, 2001 and will be amortized to compensation expense over the six month period ending June 17, 2002. In December 2001, the Company has amortized approximately $0.1 million of the $1.1 million of the deferred compensation expense. The Company expects to amortize the balance of the deferred compensation at the rate of $0.5 million per quarter during the March and June 2002 quarters. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Net of amounts included in cost of sales, the Company recorded total amortization of deferred compensation of approximately $0.2 million and $0.1 million for the quarters ended December 31, 2001 and 2000, respectively, and $0.3 million and $0.4 million for the nine months ended December 31, 2001 and 2000, respectively.

INTEREST AND OTHER INCOME, NET

Interest income, net of interest expense, related to our debt and lease obligations, includes income from our cash and cash equivalents and short-term investments. Interest income, net of interest expense, totaled $1,000 for the quarter ended December 31, 2001, compared with $0.5 million for the same quarter a year ago. Likewise, for the nine months ended December 31, 2001, net interest income totaled $0.2 million versus $2.0 million for the period a year ago. In both cases, the decrease in net interest income is due to lower interest income earned due to cash usage by the Company for operating and investing activities.

DIVIDEND RELATED TO COMMON STOCK

In connection with the May 2001 private placement of 5.6 million shares of our common stock and the August 2001 private placement of 5.0 million shares of our common stock, we agreed to register the shares sold in these private placement financings for resale under the Securities Act. The registration rights agreements that we entered into in connection with the above financing transactions contain provisions that required us to pay penalties to the purchasers in these financings unless the SEC declared the registration statements covering the resale of these shares effective by certain prescribed deadlines. The SEC declared the registration statements filed in connection with the May 2001 and August 2001 private placement financings effective as of November 9, 2001. No penalties have been accrued by the Company in connection with the August 2001 financing as the SEC declared the registration statement effective in advance of the date upon which penalties would have started to accrue. However, with respect to the May 2001 shares, the Company incurred penalties totaling approximately $0.37 million as of October 23, 2001 (the last relevant penalty assessment date) for not having the registration statement declared effective prior to the penalty start date of August 24, 2001. The SEC declared the May 2001 registration rights agreement effective on November 9, 2001 and, thus, no penalties were accrued by the Company beyond October 23, 2001. The $0.37 million in penalties was paid out in November 2001 to investors and is recorded as a dividend related to common stock and is shown on the Condensed Statement of Operations in determining the Net Loss attributable to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss of $30.0 million for the nine months ended December 31, 2001, and have an accumulated deficit of $162.3 million as of December 31, 2001. We have continuously incurred net losses from operations and used, $26.6 million and $38.7 million of cash for operations for the nine months ended December 31, 2001 and 2000, respectively.

At December 31, 2001, we had approximately $4.6 million in cash and cash equivalents, a net decrease of approximately $6.3 million from March 31, 2001, and $5.3 million in net working capital, a decrease of approximately $6.5 million from March 31, 2001.

For the nine month period ended December 31, 2001, we used $ 26.6 million in net cash for operations compared to $38.7 million for the same nine month period in 2000. The 31% net decrease in net cash used in operating activities was primarily due a reduction in the net loss of $22.4 million, offset in part by a net decrease in non-cash items of $17.0 million from the prior period for items such as; amortization of goodwill and intangibles of $3.1 million, a prior year adjustment of $5.3 million related to change in accounting principle (Refer to Footnote 1 for further details), a one time non-cash charge of $4.9 million for in process research and development costs both related with our acquisition of SmartSAN in April 2000 and a $6.4 million increase in inventory reserves for excess and obsolete inventory in the prior year. Additionally, net working capital was reduced by $6.5 million during the nine month comparison periods, which was largely the result of lower inventory levels.

For the nine month period ended December 31, 2001, $2.2 million of cash was used to acquire equipment compared to $3.6 million used in the same period in 2000. Additionally, during the nine month period ended December 31, 2000, we purchased $1.0 million of shares in a privately held Company, used approximately $1.2 million in cash to acquire SmartSAN, and sold $30.6 million of available for sale investments.

Net cash provided by financing activities during the nine month period ended December 31, 2001 provided approximately $22.4 million as the Company sold 10.6 million shares of its common stock in private placement transactions during May and August 2001 and through employee stock sales and stock option exercises, and received proceeds net of all financing issuance costs of approximately $21.8 million. See Notes 7 and 8 of the notes to the Condensed Financial Statements for further details. Additionally, in December 2001, the Company borrowed approximately $1.2 million against its eligible accounts receivable. See Note 9 of the notes to the Condensed Financial Statements for further details. For the nine month period ended December 31, 2000, the Company repaid approximately $3.6 million of principal and interest on our note payable to Seagate.

Our cash needs depend on numerous factors, including market acceptance of and demand for our switch products, particularly new products currently being sold, under evaluation by customers or under development, including the Slingshot 2 Gb Fibre Channel Platform of products, including shipments of the Fabric Switch 6, a 6 port, embedded option for Compaq's new MSA1000 product and the Slingshot 4218 and 4210 products, our ability to develop and introduce new products and product enhancements, and at prices at which we can sell our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, increases in manufacturing costs and the prices of the components we purchase and other factors. For the balance of fiscal 2002 and in fiscal 2003, a substantial portion of our revenues are expected to be derived from the sale of new products currently being sold or under evaluation, including the Slingshot 2 Gb Fibre Channel Platform, including shipments of the Fabric Switch 6, an embedded option for Compaq's new MSA 1000 product and the Slingshot 4218 and 4210 products. We cannot assure you that we will be able to develop and introduce the Slingshot 2 Gb Fibre Channel Platform of products or any other new products successfully and in the time frame we expect or that these products will be or that these products will be adopted by our OEM and distribution channel partners, or that significant net revenues would be derived if so adopted. If we are unable to raise additional capital or if sales from new products are lower than expected, we will be required to make additional reductions in operating expenses and capital expenditures for the balance of fiscal 2002 and in fiscal 2003, to ensure that we will have adequate cash reserves to fund operations through the end of fiscal 2002 and 2003.

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

In addition to the foregoing, we are attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. In addition, cost-cutting measures have and could include additional reductions in force. In December 2001, we announced plans to restructure our business that included a reduction in overall headcount by 54% and closure of several facilities.

On October 17, 2001, the Company entered into an amended and restated equity line financing agreement with Societe Generale, a bank organized under the laws of France, which provided the Company the right to sell to Societe Generale up to $20.0 million worth of shares of its common stock on a private placement basis on the terms and subject to the conditions set forth in the Equity Line Agreement. However, the terms of the equity line agreement prohibits the Company from delivering a draw down notice if the Company's common stock shall have traded below $1.00 for a period of 30 consecutive trading days. As of the close of market on January 15, 2002, the number of consecutive trading days the closing sales price of the common stock as reported by the Nasdaq National Market has been below the $1.00 threshold had reached 30 days and the Company can no longer deliver a draw down notice to Societe Generale under the equity line. Furthermore, because the Company had not sold any common stock to Societe General under the equity line prior to the termination of its ability to deliver a draw down notice, as of January 15, 2002, a $300,000 fee has become due and payable to Societe Generale, which represents the minimum commitment fee payable to Societe General under the equity line.

Further, we are working with our channel partners to increase revenues through new marketing programs and promotions, and are exploring potential additional sources of revenue.

Based on our current revenue projections, recent and anticipated cost-cutting measures including the January 2002 announcements regarding the reduction in force and the $5.0 million convertible debt financing and the $3.9 million in equity financing, we believe that our cash reserves, working capital and accounts receivable financing lines will be adequate to fund our operations during the next twelve months. However, there is no assurance that additional financing will not be required to fund operations in the future. Additional financing may not be available to us on favorable terms if at all. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may not be able to obtain. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business, or file for bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this Form 10-Q for the quarter ended December 31, 2001. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occurs, our business, operating results and financial condition could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks. See also page 12 of this document for a discussion of forward-looking statements.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

WE HAVE INCURRED NET LOSSES IN EVERY FISCAL QUARTER SINCE OUR INCEPTION IN 1992 AND WE MAY NEVER BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

We have incurred net losses in every fiscal quarter since our inception in 1992, most recently a net loss of $11.2 million in our quarter ended December 31, 2001. We incurred a net loss in fiscal 2001 of $92.8 million and we had an accumulated deficit of $162.3 million as of December 31, 2001. If we are unable to increase revenue so that we achieve profitability, our operating results will suffer and the price of our common stock may fall. We expect to incur significant product development, sales and marketing and general and administrative expenses as we focus our business on the design, development, manufacturing and sales of fibre channel switching products, in particular our two-gigabit Slingshot product line. Our first Slingshot product only became commercially available in July

2001. Because we have switched the focus of our business to our switch products and continue to phase out our Gibraltar hub product line, we do not expect to generate substantial revenue in the future from the sales of our hub products. In fiscal 2001, of our $33.3 million in total revenue, $24.6 million, or 74%, was attributable to sales of our Gibraltar hub products, and only $8.7 million, or 26%, was derived from sales of our switch products. In the nine months ended December 31, 2001, of our $16.7 million in revenue, $7.2 million, or 43%, was attributable to sales of our switch products and $7.3 million, or 44%, was attributable to our Gibraltar hub products. For the nine months ended December 31, 2001, approximately $2.2 million or 13% or our total revenues came from sales of our new Slingshot family of products. Our future operating results will depend on many factors, including the growth of the fibre channel switching market and market acceptance of our new switching products. We may never be able to achieve or sustain profitability.

WE HAVE LIMITED WORKING CAPITAL AND WE WILL NEED TO RAISE ADDITIONAL FINANCING TO SUSTAIN OUR BUSINESS.

We had only $5.3 million in working capital available as of December 31, 2001. We have never been profitable and we used $51.0 million of cash for operating activities in fiscal 2001, and approximately $26.6 million for the nine months ended December 31, 2001. If we are unable to raise additional financing or if sales of our storage area network products are lower than we expect, we may be unable to sustain our business. Additional financing may not be available to us when and as required on commercially reasonable terms, if at all. In the event we are able to obtain additional financing, the issuance of equity or equity-related securities will dilute the ownership interest of our existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our business. Issuance of debt securities could also impair our financial condition and interest payments could have an adverse effect on our results of operation. In connection with our January 2002 issuance of a convertible debenture to Berg & Berg Enterprises, evidencing $5.0 million in principal indebtedness, we granted Berg & Berg a security interest in all of our assets. The terms of the Berg & Berg debenture and the security agreement governing the security interest, including restrictions on our ability to joint security interests in our assets, may impair our ability to raise additional financing, whether debt or equity. Additionally, if our common stock does not continue to be listed on The Nasdaq National Market, this would also impair our ability to raise additional financing. If we are unable to raise additional capital or if sales from our switching products are lower than expected, we will be required to make further reductions in operating expenses and capital expenditures in 2002 to ensure that we will have adequate cash reserves to fund operations through the end of fiscal 2003 and beyond. Additionally, we would be required to explore strategic alternatives, which may include a merger, asset sale or another comparable transaction or form a joint venture with a strategic partner or partners to provide additional capital resources to fund operations. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business or face bankruptcy.

IF WE ARE UNABLE TO RAISE ADDITIONAL FINANCING, IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES, AND IF OUR TRADING PRICE DECLINES, WE MAY NOT BE ABLE TO CONTINUE TO MEETING THE CONTINUED LISTING CRITERIA FOR THE NASDAQ NATIONAL MARKET, WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

If we are unable to continue to list our common stock for trading on The Nasdaq National Market, this would materially adversely affect business, including, among other things:

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

Continued listing on The Nasdaq National Market requires that the minimum bid price of our common stock not fall below $1.00 for 30 consecutive trading days. However, in September 2001, The Nasdaq National Market announced that it was suspending the minimum bid requirement until January 2, 2002. On February 8, 2002, the trading price of our common stock closed below the $1.00 minimum bid threshold for the 47th consecutive trading day and the 27th consecutive trading day since January 1, 2002.

Furthermore, eligibility for continued listing on The Nasdaq National Market currently requires, among other things, that we have either stockholders' equity in excess of $10.0 million or that our net tangible assets exceed $4.0 million. The Nasdaq National Market is in the process of phasing out the net tangible assets test and, after November 1, 2002, we must meet the $10.0 million stockholders' equity requirement. As of December 31, 2001, our stockholders' equity and net tangible assets were each approximately $12.5 million. Consequently, as of December 31, 2001 we met this aspect of The Nasdaq National Market continued listing requirements. However, we expect to incur additional losses in future quarters which would affect our ability to meet The Nasdaq National Market continued listing standards for the minimum stockholder's equity and minimum net tangible assets tests. Note that on March 31, 2000, our stockholders' equity and net tangible assets were each approximately $86.8 million.

WE MAY NOT BE ABLE TO REDUCE OUR OPERATING EXPENSES SUFFICIENTLY TO REDUCE OUR NET LOSSES AND SUSTAIN OUR BUSINESS. THIS MAY IMPAIR OUR ABILITY TO ATTRACT ADDITIONAL FINANCING.

We incurred $91.0 million in operating expenses in fiscal 2001, and approximately $37.4 million in the nine month period ended December 31, 2001. We may not be able to reduce our operating expenses sufficiently to reduce our net losses which were $92.8 million in fiscal 2001 and $30.0 million in the nine month period ended December 31, 2001. In March 2001, we implemented a reduction of force decreasing our headcount by 27 employees. In August 2001, we implemented a second reduction in force decreasing our headcount by 16 employees. In October 2001, we implemented a third reduction in force decreasing our headcount by a further 31 employees. In January 2002, we implemented a fourth reduction in force decreasing total headcount by 100 employees. For the most part, each of the reductions in force were implemented on an across-the-board basis throughout our various departments. In the March 2001 reduction in force, 7 of the affected employees were terminated as a direct result of our decision to discontinue the Axxess product line. However, aside from the March 2001 reduction with respect to the Axxess product line, no reduction in force was targeted to a specific product line. In particular, of the 174 employees that were let go during these reductions in force, 96 of the affected employees were in our engineering department, 24 were from our marketing department, 25 from our sales department, 17 were in our operations department and 12 were in administrative positions. We incurred approximately $0.34 million in severance costs related to our March 2001 reduction in force, $0.29 million in severance costs related to our August 2001 reduction in force and approximately $0.7 million in severance costs related to our October 2001 reduction in force, all of which amounts have been fully incurred and paid to date. In January 2002, we announced a 54% reduction in force and will incur approximately $2.7 million in severance and personnel related costs during the March 2002 quarter. Future cost-cutting measures could include additional reductions in force. In addition, we are also attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. If we are unable to reduce our operating expenses sufficiently, we may not be able to reduce our net losses or sustain our business. If we fail to reduce our operating costs sufficiently, this could materially affect our quarterly and annual operating results. This may also impair our ability to attract additional financing on commercially reasonable terms or at all. We are also attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. In addition, future cost-cutting measures could include additional reductions in force. If we are unable to reduce our operating expenses sufficiently, we may not be able to reduce our net losses or sustain our business. This may impair our ability to attract additional financing on commercially reasonable terms or at all. Our ability to successfully reduce our operating costs could materially affect our quarterly and annual operating results.

OUR PROSPECTS ARE DEPENDENT UPON THE SALES OF OUR FIBRE CHANNEL SWITCH PRODUCTS, WHICH ONLY BECAME COMMERCIALLY AVAILABLE IN MAY 2001, AND OUR ABILITY TO SUCCESSFULLY SELL OUR SWITCH PRODUCTS IS DIFFICULT TO EVALUATE. CONSEQUENTLY, OUR OPERATING RESULTS WILL BE DIFFICULT TO FORECAST.

In the quarter ended March 31, 2001, we decided to focus our business on selling fibre channel switch products, a segment of the storage area network market in which we have not historically competed. In particular, we have decided to focus our business on our two-gigabit SlingShot products, which only became commercially available in May, 2001. We expect substantially all of our future revenue to come from sales of our two-gigabit SlingShot products. In fiscal 2001, of our $33.3 million in total revenue, $24.6 million, or 74%, was attributable to sales of our Gibraltar hub products and only $8.7 million, or 26% of our total revenue, derived from sales of our Capellix switch products. In the nine month period ended December 31, 2001, of our $16.7 million in revenue, $7.2 million, or 43%, was attributable to our Capellix switch products, $2.2 million or 13% was attributable to our new SlingShot fibre channel switch products and $7.3 million, or 44%, was attributable to our older hub products. We plan to phase out our Gibraltar hub product line, and transition our sales out of our Capellix switch products and plan to increase sales of our newer SlingShot fibre channel switch products. The quarter ended June 30, 2001 was the first quarter during which we had our two-gigabit Slingshot switch product commercially available and we recognized only approximately $0.3 million or 4% of our $6.6 million in total revenue that quarter from sales of the two-gigabit Slingshot product. Sales of our SlingShot switch products increased to only approximately $0.8 million or 16% of our $5.1 million in total revenue in the quarter ended September 30, 2001. In the quarter ended December 31, 2001, sales of our SlingShot switch products increased to approximately $1.1 million or 21% of our $5.1 million in total revenue for the quarter.

Because we do not have a substantial history of selling switch products and because of the rapidly evolving nature of the storage area network market generally, there is limited financial and operating data with which to evaluate our performance and prospects. Further, we plan our operating expenses based primarily on our revenue projections. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. The revenue and income potential of our switch products is unproven and our historical performance is not likely to be indicative of future performance. If we do not achieve our expected revenue growth, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline. We may not be able to successfully penetrate the market for storage area network switch products, attract and retain original equipment manufacturer customers and distributors for these products or achieve or sustain profitability. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face as a company that is focusing its business on selling products in a segment of the market different from its historical operations, a market segment that is rapidly evolving and intensely competitive. We also expect sales of our switch products to have lower margins, at least for the foreseeable future, than we have recently experienced with our hub products, which could materially adversely affect our quarterly and annual operating results. We have been able to increase our margins on sales of our hub products as our costs to produce these products have decreased over time. In order to compete in the switch market, we have had to reduce prices while our costs to manufacture these products have remained fixed.

IF WE ARE UNABLE TO SUCCESSFULLY MARKET AND SELL OUR FIBRE CHANNEL SWITCH PRODUCTS, OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS WILL BE SIGNIFICANTLY REDUCED AND OUR STOCK PRICE WILL LIKELY DECLINE.

If we are unable to successfully penetrate the fibre channel switch market, our revenue will continue to decline, our net losses will increase, we will need to raise additional funding and we may not be able to sustain our business. In the nine month period ended December 31, 2001, we recorded $16.7 million in total revenue compared to $26.8 million in total revenue from the nine month period ended December 31, 2000, a decrease of 38%. The quarter ended December 31, 2001 was our third quarter during which we had our two-gigabit Slingshot switch products available and we recognized only $1.1 million of our $5.1 million in total revenue that quarter from sales of the two-gigabit Slingshot product. We do not have significant experience in developing, marketing, selling and supporting switch products. In contrast, many of our competitors do have this experience and many of our competitors have significantly greater financial, technical, marketing and administrative resources than we do. In addition, many of these competitors have pre-existing relationships with the primary original equipment manufacturers that we expect to sell our switch products to. Other factors that may affect the market acceptance of our switch products, many of which are beyond our control, include the following:

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

We may not be able to compete successfully in the market for fibre channel switch storage area network products. Original equipment manufactures and other distribution partners may not adopt our fibre channel switch products, and even if they do, we may not be able to generate significant revenue from the sale of these products to sustain our business.

WE DEPEND ON SALES OF OUR STORAGE AREA NETWORK PRODUCTS TO A FEW KEY ORIGINAL EQUIPMENT MANUFACTURER CUSTOMERS TO GENERATE SUBSTANTIALLY ALL OF OUR REVENUE. IF WE WERE TO LOSE ANY OF THESE CUSTOMERS OR SALES OF OUR PRODUCTS TO ANY OF THESE CUSTOMERS WERE TO DECREASE SIGNIFICANTLY, OUR OPERATING RESULTS WOULD SUFFER AND OUR ABILITY TO SUSTAIN OUR BUSINESS COULD BE SIGNIFICANTLY IMPAIRED.

We depend on a few key original equipment manufacturer customers for substantially all of our revenue. In the nine month period ended December 31, 2001, of our $16.7 million in total revenue, $6.8 million or 40% was due to sales to HP and $5.6 million or 33% was due to sales to Compaq. In fiscal 2001, of our $33.3 million in total revenue, $14.1 million or 42% was due to sales to HP and $11.1 million or 33% was due to sales to Compaq. In September, 2001, HP and Compaq announced that they intend to merge the two companies. If the merger is successfully completed, the combined company may buy fewer of our products than if HP and Compaq were purchasing storage area network products as separate companies.

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

Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through original equipment manufacturers, distribution partners and resellers. We believe that expanding our sales through distribution partners and resellers is an important part of our strategy to increase sales of our switch products. The ability and willingness of our distribution partners and resellers to sell our products could materially affect our quarterly and annual operating results. Our failure to execute this strategy successfully could limit our ability to grow or sustain revenue. During fiscal 2001, approximately $6.3 million, or 19% of our revenue was derived from sales to distribution partners and resellers. In the nine month period ended December 31, 2001, approximately $4.3 million, or 25% of our revenue was derived through these channels. As we attempt to expand our sales to distribution partners and resellers, we may increase our selling costs, as these parties generally require a higher level of customer support than our original equipment manufacturers. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Even where we are successful in establishing a distribution or reseller relationships, our agreements with the third party will likely not be exclusive, and as a result, many of our distribution partners and resellers will carry competing product lines. We believe that distribution partners and resellers are extremely important influencers of end-user customer purchase decisions. Our distribution partners and resellers may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our failure to successfully develop or manage our relationships with distribution partners and resellers could materially adversely affect our operating results.

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

We rely on original equipment manufacturers and distribution channel partners to distribute and sell our products. As a result, our success is dependant on our ability to initiate, manage and expand our relationships with significant original equipment manufacturers and our ability to attract distribution channel partners that are able and willing to sell our products, as well as the sales efforts of these original equipment manufacturers and distribution channel partners. Our original equipment manufacturer customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new technologies, including our products. Based on our experience with our larger original equipment manufacturer customers, this evaluation process is lengthy and has historically been as long as nine months. During the slowdown of the U.S. economy in general and the market for storage area network products in particular, in 2000 and 2001, the sales process has lengthened to some extent, in some cases as long as 12 months. Our sales process is complex and requires significant sales, marketing and management efforts on our part. The complexity of this process increases if we must qualify our products with multiple customers at the same time. In addition, once our products have been qualified, the length of the sales cycle of each of our original equipment manufacturers may vary depending upon whether our products are being bundled with another product or are being sold as an option or add-on. Sales to distribution channel partners may also require lengthy sales and marketing cycles. Additionally, to increase sales through the distribution channel, we have made significant investments in activities designed to improve sell-through at the end-user level and we may never see significant revenue resulting from these efforts. Any delay in the sales cycle could have an adverse effect on our operating results and financial condition.

OUR ORIGINAL EQUIPMENT MANUFACTURERS HAVE UNPREDICTABLE ORDER PATTERNS, WHICH MAY CAUSE OUR REVENUE TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER

Our original equipment manufacturer customers tend to order sporadically, and their purchases can vary significantly from quarter to quarter. Our original equipment manufacturers generally forecast expected purchases in advance, but frequently do not order as expected and tend to place purchase orders only shortly before the scheduled delivery date. We plan our operating expenses based in part on revenue projections derived from our original equipment manufacturers' forecasts. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. These order habits may cause our backlog to fluctuate significantly. Moreover, our backlog is not necessarily indicative of actual sales for any succeeding period, as orders are subject to cancellation or delay by our original equipment manufacturers with limited or no penalty. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. In the past, customers have unexpectedly reduced or cancelled orders for our products. In July 1998, Digital Equipment cancelled orders for our Bitstrip product, and in December 1998 HP unexpectedly reduced orders for our Gibraltar 10-port product. More recently, in 2000 and 2001, orders for our products by original equipment manufacturers have declined significantly due to a decline in sell-through to end-user customers. We expect that, given the overall weak general economic condition and the weakness in the market for storage area network products in particular that began in 2000 and continued throughout 2001, our customers may continue to be slow to place orders for our products.

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE IF OUR RESULTS FAIL TO MEET INVESTORS' AND ANALYSTS' EXPECTATIONS.

We have experienced, and expect to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. During the past three years, our operating results have varied significantly. Additionally, we began focusing our business on selling our switch products, which has not traditionally been our core business, only in the first half of calendar 2001, and we expect that our operating results may vary significantly in the future as we attempt to penetrate this market segment. We expect to derive substantially all of our future revenue from the sale of our two-gigabit fibre channel platform of products, which only became commercially available in May 2001. Our quarterly and annual operating results are likely to continue to vary significantly in the future due to a number of factors described below and elsewhere in this risk factors section, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and operating results to fluctuate include the following:

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

Fibre channel-based storage area networks were first deployed in 1997. As a result, the market for storage area network and related storage router products has only recently begun to develop and continues to rapidly evolve. Because this market is new, it is difficult to predict its potential size or future growth rate. Our products are used exclusively in storage area networks. Accordingly, widespread adoption of storage area networks as an integral part of data-intensive enterprise computing environments is critical to our future success. Most of the organizations that potentially may purchase our products from our original equipment manufacturer customers have invested substantial resources in their existing computing and data storage systems and, as a result, potential end-user customers may be reluctant or slow to adopt a new approach like storage area networks. Storage area networks are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a storage area network to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy storage area networks. The speed at which customers adopt current and new products for storage area networks is highly unpredictable. The rate of adoption of storage area networks as an alternative to existing data storage and management systems will materially affect our quarterly and annual operating results and the success of our business. Our success in generating revenue in this emerging market will depend on, among other things, our ability to:

        - educate potential original equipment manufacturers, distribution channel partners and end-users about the benefits of storage area networks switch technology;

        - maintain and enhance our relationships with leading original equipment manufacturer customers and channel partners;

        - predict and base our products on standards which ultimately become industry standards; and

        - predict and deliver new and innovative products demanded by the storage area marketplace.


OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

Our future success depends upon our ability to address the rapidly evolving storage area networks market, including changes in relevant industry standards and the changing needs of our customers by developing and introducing high-quality, technologically-progressive and cost-effective products, product enhancements and services on a timely basis. For example, the technology being deployed today in most storage area networks products is FC-AL or FC-SW. During fiscal 2001, the development of competing technologies such as Ethernet IP has been discussed by the technical community. If we are unable to design, develop and manufacture products that anticipate or incorporate new technologies that are used in storage area networks in a timely manner and efficiently utilize such new technologies in our product developments, the demand for our current products may decrease significantly, which would harm our operating results. In addition, our ability to develop, introduce, ship and support new products and product enhancements could materially affect our quarterly and annual operating results.

OUR OPERATING RESULTS MAY SUFFER BECAUSE THE COMPETITION IN THE STORAGE AREA NETWORKS MARKET IS INTENSE. WE ALSO FACE SIGNIFICANT COMPETITION FROM DATA NETWORKING COMPANIES AND ENTERPRISE SOFTWARE DEVELOPERS.

Competition in the storage area network market is intense. In addition, the adoption of new technology in our market likely will intensify the competition for improved storage area network products. In the storage area networks switch market, our current competitors include Brocade, McData, QLogic and Vixel. In the storage area networks hub market, our competitors include Emulex and Vixel. In addition to these companies, we expect new storage area networks competitors to emerge. In the future, we may also compete against data networking companies which may develop storage area networks products. Furthermore, although we currently offer products that complement the software products offered by Legato and Veritas, they and other enterprise software developers may in the future compete with us. We also compete with providers of data storage solutions that employ traditional storage technologies, including small computer system interface-based technology such as Adaptec, LSI Logic and QLogic. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition.

Many of our current and potential competitors, in comparison to us, have:

        -   longer operating histories;

        -   greater name recognition;

        -   greater financial resources;

        -   larger customer bases;

        -   more established distribution channels; and

        - significantly greater financial, technical, sales, marketing, manufacturing and other resources.

Moreover, our competitors may foresee the course of market developments more accurately and could in the future develop new technologies that compete with our products or even render our products obsolete. Increased competition could also result in pricing pressures, reduced sales, reduced margins, reduced market share or the failure of our products to achieve or sustain market acceptance. Competitive pressures, including competitive technology and pricing pressures, could materially adversely affect our quarterly and annual operating results. In addition, we have limited experience competing in the market for storage area network switch products as we only began selling our Capellix switch products in September 1999 and our first Slingshot switch product became commercially available only in May 2001.

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

Our products rely on proprietary technology and will likely continue to rely on technological advancements for market acceptance, and the protection of our intellectual property rights is critical to the success of our business. To protect our intellectual property rights, we rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure. We currently hold six patents which expire between 2013 and 2016, we have five patent applications pending in the United States with respect to our storage area network technology and we are also seeking patent protection for our technology in selected international locations. The patents for our pending patent applications may never be issued. In addition, with respect to our current patents and any patent applications that are approved in the future, these patents may not provide sufficiently broad protection or they may not prove enforceable in actions against alleged infringement. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to, and distribution of, our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If we are unable to protect our intellectual property from infringement, other companies may be able to use our intellectual property to offer competitive products at lower prices.

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

We have limited internal manufacturing capabilities and have entered into a manufacturing relationship with Sanmina to manufacture our storage area networking products. Our ability to manufacture and deliver our products is dependent on our relationship with Sanmina and our ability to, together with Sanmina, develop manufacturing processes that will allow us to produce sufficient quantities of products at competitive prices. We only have limited means to internally manufacture our products and do not have alternate outsourcing relationship with other contract manufacturers that will enable us to meet our manufacturing requirements. While we are attempting to identify and enter into a relationship with alternative manufacturers, identifying and entering into an agreement with a new manufacturer and establishing manufacturing processes is time-consuming, and if we were to experience difficulties with our manufacturing relationship with Sanmina, this could significantly interrupt the supply of our products. In addition, many of the potential manufacturers who could manufacture our products have existing relationships with our competitors or potential competitors and may be unwilling to enter into agreements with us. If our relationship with Sanmina, or any relationship we enter in the future with other manufacturers, is impaired, this could prevent us from being able to deliver our products, damage our customer relationships and materially adversely affect our operating results and financial condition.

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

In the future, we intend to work with Sanmina and additional manufacturers that could potentially manufacture our higher volume products at lower costs in foreign locations. We may experience difficulties and disruptions in the manufacture of our products while we transition to new manufacturing facilities. Manufacturing disruptions could prevent us from achieving timely delivery of products and could result in lost revenue. Additionally, we must coordinate our efforts with those of our suppliers, Sanmina or other third party manufacturers to rapidly achieve volume production. We have experienced delays in the past in product deliveries from one of our former contract manufacturers. Any delays in the manufacturing of our products could adversely affect our operating results or impair our customer relationships.

BECAUSE WE DEPEND ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR MANY KEY COMPONENTS, WE ARE SUSCEPTIBLE TO SUPPLY SHORTAGES THAT COULD IMPAIR OUR ABILITY TO MANUFACTURE OUR PRODUCTS AND COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

We depend upon a single source for each type of our application-specific integrated circuits and limited sources of supply for several key components, including, but not limited to, power supplies, chassis and optical transceivers. We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. Our only agreement for the supply of components of sole or limited sources is with LSI Logic for application-specific integrated chips. We may not be able to enter into other agreements on commercially reasonable terms, if at all, with other providers of sole or limited source components. The failure to do so may adversely affect our ability to manufacture our products and harm our operating results. Qualifying a new component manufacturer and commencing volume production is expensive and time-consuming and could significantly interrupt the supply of our products. If we are required or choose to change component manufacturers, we may damage our customer relationships, which could materially adversely affect our ability to sell our products. In addition, we rely on Sanmina to procure components required for the manufacture of our products. If for any reason these component manufacturers were to stop satisfying our needs without providing us or Sanmina with sufficient warning to procure an alternate source, our ability to manufacture and sell our products could be harmed. In addition, any failure by our component manufacturers to supply us or Sanmina with their products on a timely basis could result in late deliveries of our products to our customers. Our inability to meet our delivery deadlines could adversely affect our customer relationships and, in some instances, result in termination of these relationships or potentially subject us to litigation. Our ability to obtain sufficient supplies of components, including sole or limited source components, could materially adversely affect our quarterly and annual operating results.

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

Our operating results will be materially adversely affected if we fail to timely develop product enhancements, if we fail to introduce new products or if any new products or product enhancements that we develop and introduce are not broadly accepted. In addition, we must successfully manage the introduction of new or enhanced products to minimize disruption in our customers' ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet our customers' demands. As discussed above, our product development is also dependent upon obtaining product components, including components from sole or limited sources, in a timely manner.

BECAUSE WE ORDER COMPONENTS AND MATERIALS BASED ON ROLLING FORECASTS, WE MAY OVERESTIMATE OR UNDERESTIMATE OUR COMPONENT AND MATERIAL REQUIREMENTS, WHICH COULD INCREASE OUR COSTS AND THEREBY PREVENT US FROM MEETING CUSTOMER DEMAND AND MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. As a result, component requirement forecasts made by us or Sanmina may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. We are liable for materials that Sanmina purchases on our behalf that we do not use. Any of these occurrences would negatively impact our business and quarterly and annual operating results. In the past we have overestimated the demand for certain products which has resulted in inventory write-downs and reserves for excess and obsolete inventory. For example, during fiscal 2001 we wrote off approximately $2.5 million of inventory and increased our inventory reserves by $10.6 million. For the nine months ended December 31, 2001 we wrote off approximately $1.2 million of inventory and increased our inventory reserves by $0.4 million.

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

ADDITIONAL RISKS ASSOCIATED WITH OUR BUSINESS

IF WE DO NOT HIRE, RETAIN AND INTEGRATE HIGHLY SKILLED MANAGERIAL, ENGINEERING, SALES, MARKETING, FINANCE AND OPERATIONS PERSONNEL, OUR BUSINESS MAY SUFFER. OUR REDUCTIONS IN FORCE IN 2001 AND JANUARY 2002 MAY HURT OUR ABILITY TO RETAIN PERSONNEL WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

Our ability to successfully develop, market, sell and support our products depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, finance and operations, many of whom would be difficult to replace. The loss of the services of any of our key personnel could adversely affect our ability to implement our business plan. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing, finance and operations personnel, including executive officers. In addition, our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. Competition for these people is intense, especially in the San Francisco Bay area where our operations are headquartered. In particular, in the past we have experienced difficulty in hiring and retaining qualified application-specific integrated circuits, software, system, test and customer support engineers and executive staff, and we may not be successful in attracting and retaining individuals to fill these positions. If we are unable to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be harmed.

In March 2001, we implemented a reduction of force decreasing our headcount by 27 employees. In August 2001, we implemented a second reduction in force decreasing our headcount by 16 employees. In October 2001, we implemented a third reduction in force decreasing our headcount by a further 31 employees. In January 2002, we implemented a fourth reduction in force decreasing total headcount by 100 employees. For the most part, each of the reductions in force were implemented on an across-the-board basis throughout our various departments. In the March 2001 reduction in force, 7 of the affected employees were terminated as a direct result of our decision to discontinue the Axxess product line. However, aside from the March 2001 reduction with respect to the Axxess product line, no reduction in force was targeted to a specific product line. In particular, of the 174 employees that were let go during these reductions in force, 96 of the affected employees were in our engineering department, 24 were from our marketing department, 25 from our sales department, 17 were in our operations department and 12 were in administrative positions. The reductions in force may make it difficult for us to retain and recruit necessary personnel in the future. Since the beginning of 2001, our total headcount has declined from 234 employees to 82 employees as of January 31, 2002. In addition, in January 2002 in connection with our restructuring efforts, our vice president, sales and our senior vice president and chief technology officer resigned. If we are unable to retain the necessary personnel, by reason of the reductions in force and the departure of executive officers or otherwise, this would adversely affect our business.

WE ANTICIPATE THAT INTERNATIONAL SALES WILL CONTINUE TO BE AN IMPORTANT PART OF OUR BUSINESS STRATEGY AND WE FACE MANY RISKS ASSOCIATED WITHOUT INTERNATIONAL SALES ACTIVITIES.

During fiscal 2001, approximately 28% of our total revenue were derived from international sales activities, and during fiscal 2000, international sales represented 30% of our total revenues. For the nine months ended December 31, 2001, international sales were approximately $4.2 million, or 25% of our total revenue. In January 2002, we decided to close our foreign sales offices as means of reducing our operating expenses. Of the $4.2 million in nine month ended December 31, 2001 foreign sourced revenues, approximately $2.4 million or 57% was derived from combined sales to HP and Compaq (which customers are managed on a global basis and, thus, may not be so negatively impacted by the announced office closures). Nonetheless, our international sales will be limited if we cannot establish, maintain and expand relationships with international distributors, expand international sales channel management and develop relationships with international service providers. We may not be able to maintain or increase international market demand for our products, which could materially affect our quarterly and annual operating results. Our international operations are subject to a number of risks, including:

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

OUR BUSINESS MAY BE HARMED BY PENDING CLASS ACTION LITIGATION.

On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., was filed against us, three of our former executive officers and Credit Suisse First Boston Corporation and BancBoston Robertson Stephens, Inc., two underwriters in our 1999 initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act against all defendants, a violation of Section 15 of the Securities Act against our former executive officers, and violations of Section 12(a)(2) of the Securities Act and
Section 10(b) of the Securities Exchange Act and Rule 10b-5, promulgated there under against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 19, 1999 and December 6, 2000. On June 25, 2001, a similar complaint, captioned Goldgrab
v. Gadzoox et al., was filed against Gadzoox, the former executive officers and several of the underwriters participating in our initial public offering in the Southern District of New York. The complaint is substantially identical to the Cooper complaint, except in that it alleges violations of Section 10(b) of the Exchange Act against all defendants, including Gadzoox and the individual defendants. There have been additional lawsuits filed containing allegations substantially identical to those in the Cooper and Goldgrab complaints. Various plaintiffs have files similar actions asserting virtually identical allegations against more than 300 other companies. All of these lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92, and are presently being overseen by Judge Shira A. Scheindlin. As of February 4, 2002, no schedule has been established regarding the lawsuit against us.

The allegations of the complaints focus on purported actions of the underwriters in our 1999 initial public offering. The plaintiffs claim that the underwriters solicited and received excessive commissions from investors in exchange for favorable allocations of initial public offering shares. The plaintiffs also claim that the underwriters entered into agreements with their customers whereby, in exchange for favorable allocations of shares in the offering, the customers would commit to purchase additional shares in the aftermarket at pre-determined prices. The complaints filed against us, however, do not contain any particular allegations of any specific tie-in agreement or excessive commission received in connection with our offering specifically. The plaintiffs contend that we are liable under Section 11 of the Securities Act because our registration statement in the initial public offering did not disclose the purported actions by the underwriters. Two of the complaints also bring claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated there under, contending that we knew of, participated in or acted with reckless disregard to the alleged misconduct of the underwriters. We believe we have meritorious defenses to the allegations and we intend to defend the lawsuits vigorously. We do not believe that these matters will have material adverse affect on our results of operation or financial condition. However, litigation is subject to inherent uncertainties, and the disposition of the litigation could materially adversely affect our financial condition, results of operation and cash flows. The uncertainty associated with substantial unresolved litigation may also impair our relationships with existing customers and its ability to obtain new customers.

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

We are subject to the antitakeover provisions of Delaware law that regulate corporate acquisitions. Delaware law prevents certain Delaware corporations, including Gadzoox, from engaging, under certain circumstances, in a business combination with any interested stockholder for three years following the date that such stockholder became an interested stockholder. This provision of Delaware law may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From January 1, 2000 through February 8, 2002, the market price has ranged from a high of $74.50 per share to a low of $0.48 per share. Several factors could impact our stock price including, but not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2001, all of our investments were in cash equivalents.

We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

January 2002 Debenture Financing

On January 23, 2002, the Company entered into a 2.5% Senior Secured Convertible Debenture with Berg & Berg Enterprises, LLC, a California limited liability company, pursuant to which the Company borrowed the principle sum of $5.0 million from Berg & Berg. The debenture bears interest at the rate of 2.5% per annum, compounded quarterly. The principle and accrued interest under the debenture shall become due on January 23, 2005. The funds received under the debenture will be used for working capital in the ordinary course of the Company's business.

According to the terms of the debenture, Berg & Berg has the option to convert the principle amount outstanding under such debenture into shares of the Company's common stock at the conversion price of $0.759 per share (subject to adjustment as described below). Accordingly, the maximum number of shares of common stock issuable upon conversion of the proposed indebtedness under the debenture is 6,587,615 shares, which represents approximately 14.0% of the approximately 47.2 million shares of common stock outstanding as of January 23, 2002, after giving effect to the sale of 7,825,000 shares of common stock in a separate financing transaction completed on such date and further described below.

The sale and issuance of the debenture was exempt from registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D promulgated there under based upon the representations of Berg & Berg that it was an "accredited investor" as defined under Regulation D and that it was purchasing the debenture and the underlying shares without a present view toward a distribution of the debenture or the underlying shares. In addition, there was no general advertisement conducted in connection with the sale of the debenture.

Under the terms of the debenture, so long as indebtedness remains outstanding under the debenture, the Company is restricted from, among other matters, paying dividends on or redeeming any shares of its capital stock without the consent of Berg & Berg.

January 2002 Equity Financing

On January 23, 2002, the Company sold 7,825,000 shares of its common stock at a per share purchase price of $0.50, resulting in gross proceeds to the Company of approximately $3.9 million. The 7,825,000 shares of the Company's common stock sold in the private placement represent approximately 16.6% of the approximately
47.2 million shares of the Company's common stock outstanding following the sale of such shares. The proceeds received from the sale of the shares will be used for working capital purposes. The issuance of the shares was exempt from registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D promulgated there under based upon the representations of each of the investors that it was an "accredited investor" as defined under Regulation D and that it was purchasing such shares without a present view toward a distribution of the shares. In addition, there was no general advertisement conducted in connection with the sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

    EXHIBIT                DESCRIPTION
    NUMBER
    4.1          a.        Registration Rights Agreement, dated as of January 23, 2002, by and among Gadzoox and the investors identified on the signature pages thereto.

    4.2          b.        2.5% Senior Secured Convertible Debenture, dated as of January 23,
                           2002, by and between Gadzoox and Berg & Berg Enterprises, LLC.

    4.3          b.        Security Agreement, dated as of January 23, 2002, by and between
                           Gadzoox and Berg & Berg Enterprises, LLC.

    4.4          b.        Registration Rights Agreement, dated as of January 23, 2002, by and between Gadzoox and Berg & Berg Enterprises, LLC.

    4.5          c.        2000 Nonstatutory Stock Option Plan and form of agreements there under

    4.6          d.        Amendment No. 1 to the 2000 Nonstatutory Stock Option Plan

    10.1         e.        Master Lease Agreement, dated July 30, 1997, between Gadzoox and
                           Comdisco, Inc.

    10.2         e.        Agreement, dated July 17, 1995, between Gadzoox and Vitesse
                           Semiconductor Corp.

    a. Incorporated by reference to exhibit filed with the Current Report on Form 8-K filed with the SEC on January 31, 2002 (relating to sale of shares of common stock).

    b. Incorporated by reference to exhibit filed with the Current Report on Form 8-K filed with the SEC on January 31, 2002 (relating to sale of convertible debenture).

    c. Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-8 dated October 5, 2000 (File No. 333-47362).

    d. Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 dated February 7, 2002 (File No. 333-82338).

    e.  Filed herewith.

(b) Reports on Form 8-K:

    (1) We filed a Current Report on Form 8-K on January 31, 2002 relating to the January 23, 2002 issuance of $5 million of Senior Secured Convertible Debenture to Berg & Berg Enterprises, LLC; and

    (2) We filed a Current Report on Form 8-K dated January 31, 2002 relating to the January 23, 2002 sale of 7,825,000 shares of the Registrant's common stock in a private placement transaction.

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



February 12, 2002

                                  EXHIBIT INDEX

    EXHIBIT                DESCRIPTION
    NUMBER
    4.1          a.        Registration Rights Agreement, dated as of January 23, 2002, by and among Gadzoox and the investors identified on the signature pages thereto.

    4.2          b.        2.5% Senior Secured Convertible Debenture, dated as of January 23,
                           2002, by and between Gadzoox and Berg & Berg Enterprises, LLC.

    4.3          b.        Security Agreement, dated as of January 23, 2002, by and between
                           Gadzoox and Berg & Berg Enterprises, LLC.

    4.4          b.        Registration Rights Agreement, dated as of January 23, 2002, by and between Gadzoox and Berg & Berg Enterprises, LLC.

    4.5          c.        2000 Nonstatutory Stock Option Plan and form of agreements there under

    4.6          d.        Amendment No. 1 to the 2000 Nonstatutory Stock Option Plan

    10.1         e.        Master Lease Agreement, dated July 30, 1997, between Gadzoox and
                           Comdisco, Inc.

    10.2         e.        Agreement, dated July 17, 1995, between Gadzoox and Vitesse
                           Semiconductor Corp.

    a. Incorporated by reference to exhibit filed with the Current Report on Form 8-K filed with the SEC on January 31, 2002 (relating to sale of shares of common stock).

    b. Incorporated by reference to exhibit filed with the Current Report on Form 8-K filed with the SEC on January 31, 2002 (relating to sale of convertible debenture).

    c. Incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-8 dated October 5, 2000 (File No. 333-47362).

    d. Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 dated February 7, 2002 (File No. 333-82338).

    e.  Filed herewith.