Form 10-K
period 2002-03-31
GADZOOX NETWORKS INC
filed 2002-07-01
CIK 1084722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-26541

GADZOOX NETWORKS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0308899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

STEPHEN DALTON
PRESIDENT AND CHIEF EXECUTIVE OFFICER
5850 HELLYER AVENUE
SAN JOSE, CA 95138
(Address of principal executive offices including Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 360-4950

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
COMMON STOCK, $0.005 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $6,146,909 as of June 26, 2002, based upon the closing price on the NASDAQ National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s common stock on June 26, 2002 was 47,283,920 shares.

***In accordance with Temporary Note 2T to Article 3 of Regulation S-X, this filing includes unaudited financial statements in lieu of audited financial statements for the year ended March 31, 2002 because the issuer was unable to obtain from Arthur Andersen LLP a manually signed audit report in the timeframe agreed upon at the commencement of the annual audit engagement. Please see page F-1 of this annual report for more information regarding the inclusion of unaudited financial statements in this report.***

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders (the Proxy Statement) to be filed with the Securities and Exchange Commission are incorporated by reference to Part III of this Annual Report on Form 10-K.

GADZOOX NETWORKS, INC.

FORM 10-K

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that relate to future events or future performance such as the sufficiency of our capital resources to fund continuing operations; statements relating to the transition of the storage area network, or SAN, industry to 2 gigabit speeds; our commitment to continue to devote substantial resources to product research and development and to develop new products with greater capabilities that support new industry protocol standards; our commitment to continue to work with industry leaders to promote SAN architecture and develop new products; our intentions to enter into additional distributor and reseller agreements in the U.S. and internationally; our intentions to continue to develop reusable elements; our intentions to continue sponsoring educational seminars; the percentage of our fiscal 2003 sales that will be derived from new products; our intentions to expand our sales and marketing operations; anticipated future levels of general and administrative expenses; and the evolution of SAN capabilities and the market for SAN products. In certain cases you can identify forward-looking statements by terminology such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, intends, potential or continue or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to our ability to raise sufficient capital to enable us to continue to operate our business; market acceptance of the Company’s products and the speed at which customers adopt current and new products for SANs; the ability and willingness of our original equipment manufacturer customers and distribution channel partners to buy and sell our products; our ability to develop, introduce, ship and support new products and product enhancements; growth rates of the market segment within which the Company participates; competition in the Company’s industry and the timing of new technology and product introductions; the ability to retain and hire skilled personnel and the risks outlined under Part II — Risk Factors and elsewhere in this Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements.

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

We are a provider of hardware and software products that enable the creation of networks made up of computers and data storage devices which have become known as storage area networks, or SANs. We developed some of the first SAN devices and introduced products that are designed to manage data from within a SAN without relying on servers. To address limitations of traditional captive storage architecture, we pioneered the development of the SAN by leveraging the capabilities of Fibre Channel technology, a highly reliable, gigabit interconnect technology that enables rapid exchange of large amounts of data among workstations, mainframes, servers and data storage systems. Fibre Channel technology is the prevailing technology used for switches, hubs, storage systems, storage devices and adaptor products in the SAN market today. We deploy products to provide new ways of clustering storage devices, making the management of data and the addition of new storage devices more efficient. Additionally, we provide advanced management capabilities to make storage easier to manage and protect.

We believe that the SAN infrastructure created by our network products forms the foundation for a new data management architecture. Just as the infrastructure created by local area networks, or LANs, formed a platform for the development of client-server computing, we believe that the SAN infrastructure has the potential to enable the development of distributed data management architecture. We plan to leverage our technological expertise, our market knowledge and the strength of our partnerships to drive the development of this architecture and create new opportunities for our business.

Our SAN products include (1) the FabriCore Technology Suite which enables customers to develop innovative FC products ranging from ASICs to blades to complete systems in 1Gb and 2Gb solutions; (2) the Slingshot 4210 switch, a 2 gigabit (“Gb”) 10-port Fibre Channel Fabric switch; (3) the Slingshot 4218 switch, a 2Gb 18-port Fibre Channel Fabric switch; (4) the Capellix 2000 Fibre Channel Arbitrated Loop switch, an 8-port switch that is extendable to 11 ports, designed for the entry-level switch market; (5) the Capellix 3000 Fibre Channel Arbitrated Loop switch, a switch chassis that can be configured to perform multiple functions by adding hardware that is scalable from 6 to 32 ports; (6) the Gibraltar managed hub designed to provide centralized management of a SAN; and (7) the Ventana SAN management software application which provides monitoring and control of SAN devices.

We began shipments of our SAN products, in commercial quantities, in October 1995. Our primary customers include original equipment manufacturers (“OEM customers”) and distribution channel partners. Our current OEM customers include Hewlett-Packard Company (“HP”) and Compaq Computer Corporation (“Compaq”), which have recently completed a merger and formed “The New HP”. We have a two-tier distribution channel comprised of distributors and resellers. Our major distribution customers currently include Bell Microproducts, Inc. and Consan (a Gates/Arrow Company).

PRODUCTS

We currently derive substantially all of our revenue from sales of a limited number of products within two product lines: switches and hubs. We anticipate that net revenues from hub products will decline although, revenue from our switch products including the Slingshot 2Gb Fibre Channel family of products (the Fabric Switch 6, a 6 port embedded option for Compaq’s MSA 1000, and the Slingshot 4210 and 4218) and the FabriCore Engines Technology Suite will account for a substantial portion of our total net revenues for the foreseeable future. The fiscal quarter ended March 31, 2002 was our second quarter during which we shipped the Slingshot 2Gb Fabric Switch 6 to Compaq and the fourth quarter we shipped our 2Gb Slingshot 4210 and 4218 products.

PRODUCT	DESCRIPTION	FEATURES

FabriCore Engines Technology Suite	There are three different product offerings including, FC-MAC (Media Access Controller) Soft Core, Open SAN OS and ASSPs (Application Specific Standard Products)	The FabriCore Engines Technology Suite enables customers to develop innovative FC products ranging from ASICs to blades to complete systems in 1Gb and 2Gb solutions. Customers benefit by having immediate access to Fibre Channel technology, faster time to market, and reduced development costs & risks. Proven interoperability with FC switches and other devices, as well as conformance to industry standards allows for easy integration and implementation.

Slingshot-ES Embedded FC Fabric Switch	Embedded Fibre Channel Fabric Switch. Available in a semi-custom 6 or 8 port, 1u, half-rack, or customizable footprint. 1Gb or 2Gb speed, auto-negotiated port-by-port. Open standards-based (FC-SW-2)	The Slingshot-ES is an embedded, full-featured 2Gb Open Fabric FC switch that dramatically lowers the cost and complexity of storage area networks by enabling storage system vendors to create differentiated and compelling storage solutions. With the Slingshot-ES platform customers can reduce the total cost of ownership (TCO) of storage through solutions that are easier to install, manage, and support while also reducing rack space, cabling and power consumption.

Slingshot 4210 SC Fabric Switch	10-port Fibre Channel Fabric Switch 1Gb or 2Gb speed, auto- negotiated port-by-port. Open standards-based (FC-SW-2)	10 ports in 1U, half-rack chassis for high density, low footprint and high availability. Enables heterogeneous SAN fabrics and interoperability with existing 1Gb devices. Load sharing trunks to enable bandwidth between switches. Management via Ventana SANtools FX.

Slingshot 4218 FC Fabric Switch	18-port Fibre Channel Fabric Switch 1Gb or 2Gb speed, auto-negotiated port-by-port. Open standards-based (FC-SW-2)	18 ports in 1U chassis for high density, low footprint. Enables heterogeneous SAN fabrics and interoperability with existing 1Gb devices. Load sharing trunks to enable bandwidth between switches. Management via Ventana SANtools FX

Capellix 2000 FC-Al Switch	Stackable 8-port switch extends to 11-ports with plug-in module	Plug-in module for port expansion. Modular hardware and agent design offers upgradability and extensibility. Management via Ventana communicates with most other vendors’ commercially available hubs and switches.

Capellix 3000 FC-AL Switch	Multi-protocol chassis switch. Modular chassis-based design. Scalable from 6 ports to 32 ports. 28Gb switching backplane. Innovative storage switch technology. Supports multiple Fibre Channel and networking protocols through protocol plug-in modules	High bandwidth backplane enables more effective scalability than 8-port or 16-port switches. Designed to be integrated without reengineering or changes to existing devices. Plug-in modules provide configuration flexibility. Modular hardware and agent design offers upgradability and extensibility. Management via Ventana communicates with most other vendors’ commercially available hubs and switches, fully FC-AL standards compliant.

Gibraltar C/XM High-end managed HUB	10-port managed hub	Enables efficient scalability for enterprise environments Management via Ventana. Fully FC-AL standards compliant.

SALES, MARKETING AND CUSTOMER SERVICE

Our sales and marketing strategy is focused on the development of the SAN market through relationships with OEM customers and distribution channel partners. OEM customers have demonstrated the ability to resell our SAN products due, in part, to the length of time they have been involved in the SAN marketplace and the strength of their internal technical, sales and marketing structures. OEM customers are able to sell full SAN solutions including servers, storage and SAN switches. Traditional distribution organizations have participated in the SAN market for a shorter period of time and have not had fully trained technical, sales and marketing staff focused on SAN products. As a result, they are not as well positioned as our OEM customers to provide full solution sales or to effectively compete with OEMs. However, in the past year distribution organizations have begun to develop enterprise storage specific sales and technical teams to effectively perform in this marketplace. Arrow/Consan has announced its ESS program which includes the establishment of strong technical, sales and marketing capabilities focused on enterprise storage solutions and we believe other distributors will follow soon. We believe that selling through both OEM and distribution channel customers will help the SAN market evolve and ultimately enhance our ability to address a large end-user base. Gadzoox Networks current distribution partners include Arrow/ Consan and Bell Microproducts.

As of the date of this filing, our sales and marketing organization consisted of a total of 11 people, including field sales representatives, product and channel marketing, and marketing communications. Our field sales personnel are based in various locations throughout the United States. We closed our international sales offices during the quarter ended March 31, 2002, however we continue to sell our products internationally through our distributors, resellers and independent field sales representatives.

We provide product and technical support to our OEM customers and distribution channel partners as well as warranty repair or replacement services. Through our indirect sales model and our partner training programs, we minimize the need for a large end user support organization. We provide direct self service support for our products through our website. In addition in April 2002, we engaged in an agreement with Anacomp, Inc., to offer a broad and in-depth technical services and support program to Gadzoox Networks’ customers. Anacomp offers a full range of personalized solutions to meet end user document presentation, retrieval and archive requirements, as well as computer room and networking equipment services, systems and supplies needs. Current outsourcing offerings include digital and analog document services, disaster recovery, multi-vendor equipment maintenance, and digital imaging systems maintenance, sales and supplies. Anacomp will offer Gadzoox Networks customers in North America and Europe round the clock product support and immediate on site service for 2Gb Fibre Channel Slingshot switches and Capellix Fibre Channel switches. Service offerings from Anacomp include on site technical support, typically within four hours from the call, and advanced parts replacement within 24 hours.

COMPETITION

The competitive environment in the SAN market is still developing. We anticipate that the market for our products will continue to be highly competitive, continually evolving and subject to rapid technological change. New SAN products are being introduced by various server and storage providers as well as our current and future competitors, and existing products will be continually enhanced. We face competition primarily from other sellers of SAN hub and switch products, including but not limited to, Brocade, QLogic and Vixel, in the SAN switch market, and Vixel Corporation in the SAN hub market. Furthermore, although we currently offer products that are complimentary to SAN software products offered by companies such as Legato Systems, Inc, Computer Associates, BMC and Veritas Software Corporation, they and other enterprise software developers may in the future compete with us.

In addition, as the market for SAN products grows, we may face competition from traditional networking companies and other manufacturers of networking equipment. These networking companies may enter the SAN market by introducing their own products, acquiring an existing SAN infrastructure provider or by entering into alliances with an existing SAN provider. It is also possible that OEM customers could develop and introduce products competitive with our product offerings. We believe the competitive factors in the SAN market include the following: product performance and features; product reliability and interoperability; price; strength of customer relationships, including OEM customers and distribution channel partners; ability to meet delivery schedules; and customer service and technical support.

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

There are two main industry standards for the Fibre Channel protocol; FC-AL and FC-SW2. Based on the cost-effective nature and wide industry deployment of the FC-AL protocol, we developed our first hub and switch products based on that standard. As the needs of the market evolved to include FC-SW2 protocol, we introduced products and modular enhancements that supported these protocol standards. Fibre Channel standards continue to be enhanced and new industry standards are being developed. We intend to fully employ standards and introduce products and modular enhancements that support new protocol standards in areas such as SCSI technology, Infiniband, Ethernet, Gigabit Ethernet, asynchronous transfer mode (ATM), Fibre Channel FC-SW, DWDM and transmission control protocol/Internet protocol (TCP/IP).

We believe that knowledge in Fibre Channel technology is critical in achieving and maintaining a leading market position. A number of our engineers have contributed to the development and standardization of Fibre Channel. Based on this experience, we believe we possess insight and understanding with respect to the capabilities and limitations of this technology.

Core ASIC Design

We design our own core ASICs and employ personnel with expertise in semiconductor process and design methods. Our proprietary ASICs are manufactured using .25u and .18u complementary metal-oxide semiconductor (CMOS) processes. We have successfully designed proprietary ASICs with speeds up to 2 gigahertz. We discontinued our business relationship with Vitesse Semiconductor, Inc. in December 2000, our previous ASIC supplier, and have formed a strategic business partnership with LSI Logic Corporation to assist in the design as well as manufacture of our proprietary ASICs. Our CMOS ASIC staff possesses experience in ASIC architecture, design and testing.

System Design

We employ our own computer aided design (CAD) engineers to design our printed circuit boards, or PCBs. We believe our systems design team has experience in the containment of high-frequency electromagnetic interference, or EMI, which is inherent in high-speed networking devices. We also have expertise in chassis design, including design for manufacturability, testability, usability, reliability and low cost.

Software

We employ software engineers with experience in embedded firmware, distributed agents and graphical user interface technologies. The team has experience in programming for several microprocessors and operating environments. We have considerable experience in software implementation to support Fibre Channel protocol standards, such as Fibre Channel Physical Layer, or FC-PH, FC-AL, small computer system interface over Fibre Channel (FCP), Fibre Channel fabric loop attach, or FC-FLA, Fibre Channel general services, or FX-GS, and FC-SW2. We have also demonstrated development capabilities in proprietary and standard SAN management protocols.

Our team also possesses experience in the area of graphical user interface software and network management middleware. We employ personnel with expertise in a variety of application development environments and tools. Our graphic user interface development efforts focus on the Microsoft Windows family of operating systems, as well as platform-independent applications, through the Java programming environment.

Employ Reusable Elements

Our products have incorporated reusable application specific integrated circuits, cores and firmware agents, or small software applications used to carry out specific functions. This allows us to accelerate time-to-market, reduce development costs and leverage interoperability with existing products. We intend to continue developing reusable elements and leveraging them in order to quickly respond to changes in market requirements. We recently extended this same base technology to the open market with the introduction of our FabriCore Engines Technology Suite which is available in three categories, Application Specific Standard Product (ASSP), FC-MAC soft cores and Open SAN OS.

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

It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all.

The Gadzoox logo and Gadzoox® are registered trademarks of our company. Gibraltar™, Capellix™, Reflex™, SANtools™, Slingshot™, Ventana™, IntraCom™, Nomad™ and PerfectPort™ are trademarks of our company. This Form 10-K contains other trademarks and tradenames of other entities.

RESEARCH AND DEVELOPMENT

Our research and development expenses were $21.1 million in fiscal 2002, $29.4 million in fiscal 2001, and $18.2 million in fiscal 2000. We believe that our research and development efforts are essential to our ability to develop and deliver innovative products that address the needs of the market and help evolve the capabilities of SANs. As of the date of this filing, we had 21 full time employees engaged in research and development.

We recognize the need to integrate new and enhanced technologies into our products and to continue to extend the open SAN architecture. Research and development programs that we are currently involved in include 2Gb ASIC cores and transceivers, high availability clustering architectures, SAN management application programming interfaces (APIs), distributed SAN management agents and the integration of SAN, local area network and wide area network technologies. In addition to the development of proprietary core technologies, we plan to continue partnerships with other leading providers of SAN technologies, products and services to jointly develop architectures and industry standards.

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

While our contract manufacturer manages material procurement for the majority of the components that are incorporated in our products, we continue to manage the evaluation and selection of certain key components. These components primarily include our proprietary ASICs and optical transceivers. In addition to the management of key components, our internal manufacturing expertise is focused on product testability, manufacturability and the transfer of products from development to manufacturing.

Although we use standard parts and components for our products where possible, we currently purchase several key components used in the manufacture of our products from single or limited sources. Our principal single source components include ASICs and optical transceivers.

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

EMPLOYEES

As of the date of this filing, we had 47 full time employees, of whom 21 were engaged in research and development, 11 were in sales and marketing, 4 were in operations and 11 were in finance, administration and information services. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Since the beginning of 2001, our total headcount has declined from 234 employees to 47 employees as of the date of this filing, due to our restructuring efforts and reductions in force. The reductions in force may make it difficult for us to retain and recruit necessary personnel in the future. In addition, during fiscal 2002 and continuing in fiscal 2003 in connection with our restructuring efforts several of our executive officers resigned. If we are unable to retain the necessary personnel, by reason of the reductions in force and the departure of executive officers or otherwise, this would adversely affect our business.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of July 1, 2002:

NAME	AGE	POSITION

Stephen Dalton	43	President, Chief Executive Officer, and Director
Barbara Velline	37	Vice President of Finance and Chief Financial Officer

Stephen Dalton has served as our President and Chief Executive Officer and as a director since May 2002. Mr. Dalton joined us in January 2000 as Vice President of Development. From 1998 to 2000, Mr. Dalton served as the Vice President of Engineering, Americas for Force Computers, Inc. From 1997 to 1998 Mr. Dalton was Vice President of Product Development for Auspex Systems, Inc., or Auspex, a developer and manufacturer of network attached storage devices. From 1995 to 1996, Mr. Dalton served as Vice President of Engineering of Auspex and in 1996 he was promoted to President and Chief Technical Officer, in which capacity he served until 1997. Mr. Dalton holds a BSET degree from California Polytechnic State University and is currently enrolled in the MBA program at Golden Gate University.

Barbara Velline has served as our Vice President of Finance and Chief Financial Officer since March 2002. From 1998 to 1999 and from 2001 to 2002, Ms. Velline was a senior finance consultant for David Powell, Inc., a Silicon Valley based financial services firm. From 1999 to 2000, Ms. Velline was Director of Project Management and Controller for Creditland, Inc., a technology company providing real-time decisioning to financial institutions. Ms. Velline served as Chief Financial Officer of Syncronys Softcorp, a software company, from 1995 to 1997. Previously, Ms. Velline also held a number of senior financial management positions with Pioneer Electronics USA, Inc., a consumer electronics manufacturer and distributor. Ms. Velline began her career as an auditor with Price Waterhouse. Ms. Velline holds a BS in Business Administration/Accounting from the University of Southern California and is a certified public accountant.

As a result of our restructuring during fiscal 2002 and continuing in fiscal 2003, many of our executive officers are no longer employed by us. These now former executives include Michael Parides, CEO and President; David Eichler, Vice President of Finance and CFO; Wayne Rickard, Senior Vice President and CTO; Ron vonTrapp, Vice President of Sales; Clark Foy, Vice President of Sales and Marketing; Erik Ottem, Vice President of Sales and Marketing; William Hubbard, Vice President of Operations; Eddie Streeter, Vice President of Operations; Ed Turner, Vice President of Strategic Alliances and Solutions; and Kristin Strout, Vice President of Human Resources. Wayne Rickard, our former Senior Vice President and CTO continues to serve us in an advisory capacity.

ITEM 2. PROPERTIES

Our corporate headquarters and engineering facility of 64,805 square feet is located in San Jose, California. We lease this facility pursuant to a lease agreement that originally expired in November 2005. In May 2000, we entered into an agreement for a term of seven years to lease an additional 73,312 square feet in a new building adjacent to our existing corporate headquarters beginning August 2001 and, under which agreement, the lease of the original headquarters building was extended 2 years to November of 2007. In March 2001 we entered into an amendment of that new building lease pursuant to which the landlord of the building agreed to seek a replacement tenant for the premises at equal or higher rent and similar terms. If the landlord is successful in doing so, or we are able to find a replacement tenant on terms acceptable to the landlord, the landlord will release us of our obligation with respect to this new building effective as of the commencement of the replacement lease, and, additionally, the lease expiration on the original headquarters building will revert to November 2005. In connection with the amendment, we issued to the landlord warrants to purchase 50,000 shares of our common stock at a price of $3.00 per share. In addition, we are seeking to sublease up to 26,800 square feet of our corporate headquarters building.

Our international sales offices and Southern California development office were vacated in the fiscal fourth quarter ended March 31, 2002 as part of our restructuring efforts. There are no continuing obligations related to these vacated facilities.

ITEM 3. LEGAL PROCEEDINGS

On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., was filed against us, three former officers, and two underwriters in our initial public offering (IPO), in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 (the Securities Act) against all defendants, a violation of Section 15 of the Securities Act against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5, promulgated thereunder; collectively, the Exchange Act) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 19, 1999 and December 6, 2000 (the class period).

On June 25, 2001, a similar complaint, captioned Goldgrab v. Gadzoox Networks, Inc., et al., Civil Action No. 1-01-CV-5798, was filed against us, the individual defendants, and several of the IPO underwriters in the Southern District of New York. The complaint is substantially identical to the Cooper complaint, except in that it alleges violations of Section 10(b) of the Exchange Act of 1934 (and Rule 10b-5, promulgated there under) against all defendants, including us and the individual defendants. There have been additional lawsuits filed containing allegations substantially identical to those in the Cooper and Goldgrab complaints.

On May 8, 2002, plaintiffs filed a consolidated amended complaint. The allegations of the amended complaint focus on purported actions of our underwriters in our 1999 IPO. The plaintiffs claim that the underwriters solicited and received excessive commissions from investors in exchange for favorable allocations of IPO shares. The plaintiffs also claim that the underwriters entered into agreements with their customers whereby, in exchange for favorable allocations of shares in the offering, the customers would commit to purchase additional shares in the aftermarket at predetermined prices. The plaintiffs contend that we are liable under Section 11 of the Securities Act because our registration statement in the IPO did not disclose the purported actions by the underwriters. The amended complaint also brings claims under Section 10 (b) of the Exchange Act and Rule 10b-5 promulgated thereunder, contending that we and the individual defendants knew of, participated in or acted with reckless disregard to the alleged misconduct of the underwriters.

Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies. The lawsuits against us and all of these other related lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92, and are presently being overseen by Judge Shira A. Scheindlin. We believe we have meritorious defenses to these securities lawsuits and will defend the lawsuits vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the Nasdaq National Market under the symbol ZOOX since our initial public offering on July 19, 1999. Prior to this time, there was no public market for our stock. We have received notification from The Nasdaq Stock Market that we are out of compliance with the minimum bid price requirement of $1.00 per share set forth in Marketplace Rule 4450(a)(5). Therefore, our securities are subject to delisting from The Nasdaq National Market. Additionally, we currently do not meet the $1.00 per share minimum bid price and shareholders' equity requirements to maintain a listing on The Nasdaq SmallCap Market. We have requested a hearing with Nasdaq, and our stock will remain listed on The Nasdaq National Market at least until the date of the hearing, which will occur on July 12, 2002. There can be no assurance the Nasdaq Listing Qualifications Panel will grant our request for continued listing after the hearing.

The following table sets forth the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	SALE PRICE

	HIGH	LOW

Fiscal 2002:
Fourth Quarter	$0.870	$0.380
Third Quarter	$1.240	$0.630
Second Quarter	$3.190	$0.990
First Quarter	$3.650	$1.500
Fiscal 2001:
Fourth Quarter	$5.062	$1.468
Third Quarter	$6.750	$2.093
Second Quarter	$14.125	$6.968
First Quarter	$46.750	$13.687

As of June 26, 2002 there were 301 holders of record of our common stock. We have never paid dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Warrants

In March 2001, we entered into an amendment agreement for a leased facility. In connection with the amendment, we issued the landlord a warrant to purchase 50,000 shares of our common stock at a price of $3.00 per share. The warrants are immediately exercisable, are nonforfeitable and expire three years from the date of grant. Additionally, in connection with the May 2001 equity financing transaction, we issued a warrant to purchase 168,000 shares of our common stock to a financial advisor for their assistance in the investor search. The warrants are immediately exercisable at $4.14 per share, are nonforfeitable, and expire three years from the date of grant. Lastly, in connection with the September 2001 accounts receivable financing transaction, we issued the lender a warrant to purchase 71,942 shares of our common stock at a price of $1.39 per share. The warrants are immediately exercisable, are nonforfeitable, and expire five years from the date of grant. Each warrant issuance was exempt from the registration pursuant to Section 4(2) of the Securities Act based upon representation of each of the warrant holders that it was an accredited investor as defined under Regulation D and that it would be purchasing such securities without a present view towards a distribution of the securities. In addition, there was no general advertisement conducted in connection with either warrant issuance. We filed registration statements covering the resale of these shares and the SEC has declared these registration statements effective.

Senior Secured Convertible Debt

On January 23, 2002, we entered into a 2.5% Senior Secured Convertible Debenture with Berg & Berg Enterprises, LLC, a California limited liability company, pursuant to which we borrowed the principle sum of $5.0 million from Berg & Berg. The debenture bears interest at the rate of 2.5% per annum, compounded quarterly. The principle and accrued interest under the debenture become due on January 23, 2005. The funds received under the debenture will be used for working capital in the ordinary course of our business. According to the terms of the debenture, Berg & Berg has the option to convert the principle amount outstanding under the debenture into shares of our common stock at the conversion price of $0.759 per share. Accordingly, the maximum number of shares of common stock issuable upon conversion of the proposed indebtedness under the debenture is 6,587,615 shares. The sale and issuance of the debenture was exempt from registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D promulgated there under based upon the representations of Berg & Berg that it was an “accredited investor” as defined under Regulation D and that it was purchasing the debenture and the underlying shares without a present view toward a distribution of the debenture or the underlying shares. In addition, there was no general advertisement conducted in connection with the sale of the debenture. We filed a registration statement covering the resale of these shares and the SEC has declared the registration statement effective.

Equity Compensation Plans

We grant stock options to purchase our common stock under various stock option plans (the Plans) to our employees, directors and consultants. With the exception of the 2000 Non-Statutory Stock Option Plan, the Plans listed below were approved by our Board of Directors and by our shareholders. In June 2000, our Board of Directors approved and adopted the 2000 Non-Statutory Stock Option Plan (the NSO Plan). The number of shares reserved for issuance under this Plan was 1,600,000. In August 2000 and October 2000, the Board approved an additional 700,000 and 1,000,000 shares, respectively, for issuance under this Plan. In April 2001 and February 2002, the Board approved an additional 3,000,000 and 4,500,00 shares, respectively, for issuance under this Plan.

In accordance with the Plans, unless specifically approved by our Board of Directors on an exception basis, all incentive and non-statutory stock option grants must be at prices of at least 100% to 85%, respectively, of the fair value of the stock on the date of the grant, as determined by our Board of Directors. The options are exercisable as determined by the Board of Directors. Generally, stock options granted vest ratably on a monthly basis over a four-year period. However, as part of efforts to retain valuable employees in the wake of the reductions in staff that have taken place beginning in March of 2001, stock options granted subsequent to November 2001 have vested on a monthly basis over six to twelve month periods. The options expire upon the earlier of ten years from the date of grant or ninety days following termination of employment. Stock purchase rights granted under the Plans must be exercised within ninety days from the date of grant. Shares purchased pursuant to the grant of a stock purchase right shall be subject to repurchase, and the repurchase option shall lapse at a minimum rate of 20% per year.

At March 31, 2002 (unaudited), shares of common stock under the Plans were reserved for future issuances as follows:

1999 Employee Stock Purchase Plan	369,806
1993 Stock Option Plan:
Outstanding options and rights	5,740,544
Reserved for future grants	957,225
2000 Non-Statutory Stock Option Plan:
Outstanding options and rights	7,466,986
Reserved for future grants	3,297,263
1999 Director Stock Option Plan:
Outstanding options and rights	117,500
Reserved for future grants	228,020
SmartSAN 1998 Equity Incentive Plan:
Outstanding options and rights	2,220

18,179,564

The following table summarizes the stock options outstanding and exercisable at March 31, 2002 (unaudited) under the Plans with the exception of the 2000 Non-Statutory Stock Option Plan which is shown separately:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE

		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
RANGE OF		CONTRACTUAL	EXERCISE		EXERCISE
EXERCISE PRICE	NUMBER	LIFE	PRICE	NUMBER	PRICE

		(IN YEARS)
$ 0.075 - $ 0.075	142,333	3.97	$0.075	142,333	$0.075
$ 0.270 - $ 0.500	247,125	8.02	$0.41	97,125	$0.270
$ 0.630 - $ 0.630	796,844	9.72	$0.630	0	$0.000
$ 0.720 - $ 1.590	413,339	6.84	$1.286	161,630	$1.065
$ 1.760 - $ 1.760	1,416,666	9.08	$1.760	322,918	$1.760
$ 1.875 - $ 4.125	1,524,407	7.54	$2.817	681,620	$3.448
$ 4.563 - $23.625	731,080	8.14	$13.10	411,297	$12.756
$28.625 - $44.250	515,398	7.87	$37.468	297,936	$37.327
$60.750 - $60.750	73,072	7.57	$60.750	51,748	$60.750

$ 0.075 - $60.750	5,860,264	8.20	$7.041	2,166,607	$10.449

The following table summarizes the stock options outstanding and exercisable at March 31, 2002 (unaudited) under the 2000 Non-Statutory Stock Option Plan:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE

		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
RANGE OF		CONTRACTUAL	EXERCISE		EXERCISE
EXERCISE PRICE	NUMBER	LIFE	PRICE	NUMBER	PRICE

		(IN YEARS)
$0.250 - $ 0.250	2,721,599	9.72	$0.250	1,359,099	$0.250
$0.270 - $ 0.320	127,500	9.82	$0.314	42,500	$0.310
$0.630 - $ 0.630	1,961,750	9.72	$0.630	0	$0.000
$0.670 - $ 1.450	249,750	9.67	$0.940	17,750	$1.120
$1.760 - $ 1.760	1,186,778	9.08	$1.760	364,950	$1.760
$2.500 - $ 4.125	527,093	8.58	$3.993	241,910	$4.023
$4.563 - $11.812	692,516	8.37	$9.888	363,562	$9.901

$0.250 - $11.812	7,466,986	9.41	$1.772	2,389,771	$2.339

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Financial Statements and the Notes thereto included elsewhere in this report. The statements of operations data for the years ended March 31, 2002 (unaudited), 2001, and 2000, and the balance sheet data at March 31, 2002 (unaudited) and 2001, are derived from, and are qualified by reference to, the Financial Statements and Notes thereto appearing elsewhere in this report. The statements of operations data for the years ended March 31, 1999 and 1998, and the balance sheet data as of March 31, 2000, 1999, and 1998, are derived from, and are qualified by reference to financial statements not appearing in this report. Historical results are not necessarily indicative of results that may be expected for any future period. The change in accounting policy relating to sales to distributors that was adopted in fiscal 2001, has impacted the year over year comparability of the selected financial data shown below for years prior to 2001.

***In accordance with Temporary Note 2T to Article 3 of Regulation S-X, this filing includes unaudited financial statements in lieu of audited financial statements for the year ended March 31, 2002 because we were unable to obtain from Arthur Andersen LLP a manually signed audit report in the timeframe agreed upon at the commencement of the annual audit engagement. No auditor has opined that the unaudited financial statements present fairly, in all material respects, our financial position, results of operations, cash flows and changes in shareholders’ equity for our year ended March 31, 2002 in accordance with generally accepted accounting principles. The report of independent public accountants included with the financial statements and the notes thereto included elsewhere in this report is a copy of a previously issued report by Arthur Andersen LLP related to our financial statements for the years ended March 31, 2001 and 2000, and such report has not been reissued. We intend to provide the audited financial statements and a report of independent public accountants in an amended filing within 60 days of the date of this report.***

	YEAR ENDED MARCH 31,

	2002	2001	2000	1999	1998

	(unaudited)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues	$21,820	$33,290	$47,931	$24,821	$9,811
Cost of revenues	12,065	27,768	26,257	18,693	7,898
Cost of revenues — inventory write-downs	4,972	4,424	—	—	—

Gross margin	4,783	1,098	21,674	6,128	1,913

Operating expenses:
Research and development	21,078	29,368	18,223	13,928	7,178
Sales and marketing	12,943	23,982	11,638	5,765	2,974
General and administrative	7,175	7,992	4,285	1,649	1,774
Amortization of acquired intangible assets	—	3,842	—	—	—
In-process research and development costs	—	4,900	—	—	—
Impairment of long lived assets	—	17,829	—	—	—
Write-down of abandoned long-lived assets	3,306	—	—	—	—
Restructuring and other expenses	5,747	2,513	—	—	—
Amortization of deferred compensation	903	547	1,156	492	—

Total operating expenses	51,152	90,973	35,302	21,834	11,926

Loss from operations	(46,369)	(89,875)	(13,628)	(15,706)	(10,013)
Interest and other income (expense), net	(253)	2,332	3,267	(226)	373

Net loss before cumulative effect of accounting change	$(46,622)	$(87,543)	$(10,361)	$(15,932)	$(9,640)
Cumulative effect of accounting change	—	(5,300)	—	—	—

Net loss	$(46,622)	$(92,843)	$(10,361)	$(15,932)	$(9,640)
Dividend related to common stock	(371)	—	—	—	—

Net Loss attributable to common stockholders	$(46,993)	$(92,843)	$(10,361)	$(15,932)	$(9,640)

Basic net loss per share before cumulative effect of change in accounting principle	$(1.25)	$(3.13)	$(0.53)	$(3.33)	$(2.41)
Cumulative effect of change in accounting principle	—	(0.19)	—	—	—

Basic net loss per share	$(1.25)	$(3.32)	$(0.53)	$(3.33)	$(2.41)

Weighted average shares used in computing basic loss per share(1)	37,743	28,006	19,731	4,789	3,995

Pro forma amounts with the change in accounting principle related to revenue applied retroactively
Net revenues	N/A	N/A	39,823	24,568	9,811
Net loss	N/A	N/A	(13,169)	(15,988)	(9,640)
Basic net loss per share	N/A	N/A	(0.67)	(3.34)	(2.41)

	MARCH 31,

	2002	2001	2000	1999	1998

	(unaudited)
	(IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$6,334	$10,939	$73,449	$12,202	$4,624
Working capital	1,750	11,785	81,295	15,912	6,385
Total assets	14,738	37,648	103,496	28,598	14,942
Long-term obligations, less current portion	5,000	403	1,292	15,057	1,426
Total stockholders’ equity (deficit)	(6)	20,421	86,790	5,659	8,169

(1)	See Note 1 of Notes to the Financial Statements for an explanation of the determination of the weighted average common and common equivalent shares used to compute net loss per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this discussion contains forward-looking statements that relate to future events or our future performance such as statements relating to the sufficiency of our capital resources to fund continuing operations; our commitment to continue to devote substantial resources to product research and development; our intentions to expand our sales and marketing operations; the percentage of our fiscal 2003 sales that will be derived from new products and anticipated future levels of general and administrative expenses. In certain cases you can identify forward-looking statements by terminology such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, intends, potential or continue or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to our ability to raise sufficient capital to enable us to continue to operate our business; market acceptance of the our products and the speed at which customers adopt current and new products for SANs; the ability and willingness of our OEM and distribution channel partners to buy and sell our products; our ability to develop, introduce, ship and support new products and product enhancements; growth rates of the market segment within which we participate; competition in our industry and the timing of new technology and product introductions; the ability to retain and hire skilled personnel and the risks outlined under Risk Factors and elsewhere in this Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosure or contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to uncollectable accounts, intangible assets, and restructuring. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenue costs and expenses, the carrying values of assets and the recorded amount of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

During the fourth quarter of fiscal 2001, we changed our accounting method for recognizing revenue net of appropriate reserves for sales returns when merchandise is shipped to distribution channel partners, to recognize revenue and related gross margin when the product is shipped by the distributor to an end-user. The cumulative effect of this change in accounting policy in fiscal 2001 was an increase in our net loss by $5.3 million. This change in accounting policy was made effective April 1, 2000. We believe this change is preferable as it better recognizes the substance of demand for our products due to changes in the marketplace during fiscal year 2001, and will accordingly better focus us on, and allow investors to better understand, end user demand trends for our products.

Our contracts with our distribution channel partners generally contain additional provisions for stock rotation, which provide for a right of return for 10% to 15% of the value of purchases during the prior three months, to be offset with an immediately deliverable order in an amount equal to or greater than the stock to be rotated. Following our change in revenue recognition for distribution channel partners, revenue is only recognized when product is sold by the distributor to an end user, and stock rotation rights are not expected to materially impair future net revenues.

We continue to record revenue from product sales to OEM customers upon shipment and we provide an allowance for product returns based on our management’s estimates. Allowances for estimated sales returns are provided at the time of revenue recognition. Our past product return experience may not be indicative of future product return rates.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Reserves

We establish inventory reserves when we believe our products are not saleable during the next 12 months based on projected current demand. We believe that reserving for excess inventory that we do not expect to use or sell within a normal operating cycle of 12 months is reasonable given product life cycles, historical experience and the current economic environment. While we have established excess inventory reserves for the majority of our hub product inventory and Capellix Fibre Channel switch inventory, we have been able to continue to sell certain of these products despite low forecasted demand and, consequently, to date we have not scrapped or liquidated this inventory.

Goodwill and Other Intangible or Long Lived Assets

In assessing the recoverability of our goodwill and other intangible or long lived assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the assets. During fiscal 2001 and 2002, we identified indicators of possible impairment of goodwill and other intangible and long lived assets. Such indicators included, but were not limited to, the abandonment of the related product lines and technologies related to goodwill and other intangible assets, and the impact of the current economic environment on our equity investment valuation and management’s view that the change in valuation was less than temporary. Consequently, we have estimated the value of goodwill and other intangible assets to zero and have written off the balance in these accounts.

Restructuring

We have recorded restructuring charges, some of which are based on estimates regarding the sublease of excess space at our facilities. If actual market conditions are less favorable than those projected by management, and we are unable to sublease the excess space as soon as estimated, or for the estimated rate, then additional restructuring charges may be required in the future.

OVERVIEW

We were founded in April 1992 and initially developed electronic test equipment. Since October 1995, we have focused on developing Fibre Channel switch products that address the needs of the SAN market. Since our inception, we have incurred significant losses; for the fiscal year ended March 31, 2002, our net loss was $47.0 million; and as of March 31, 2002, we had an accumulated deficit of $179.3 million. We have not, and may never, achieve profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant sales and marketing, product development and administrative expenses, and as a result, we will need to generate significant net revenues to achieve and maintain profitability.

We currently derive substantially all of our net revenues from sales of a limited number of products within the same product line. During fiscal 2002, 37% of our net revenues came from sales of hub products, 38% from Capellix Fibre Channel switch products, and 25% from sales of our 2Gb Slingshot Fibre Channel family of products. During fiscal 2001, 74% of our net revenues came from sales of hub products and 26% from Capellix Fibre Channel switch products.

We expect that net revenues from our Fibre Channel switch products will account for a substantial majority of our total net revenues for the foreseeable future. The percentage of our net revenues derived from Fibre Channel switch sales may vary significantly from quarter to quarter. We may not be successful in the adoption of our new products, in particular our Capellix Fibre Channel switch product and 2Gb Slingshot Fibre Channel family of products, or the adoption of other products currently under development. Additionally, even if our customers adopt the 2Gb Slingshot Fibre Channel family of products or other future products, we cannot assure you that our net revenues will increase. If sales from new products are lower than expected or if we are unable to raise additional capital we will be required to make a significant reduction in operating expenses and capital expenditures in fiscal 2003 to ensure that we will have adequate cash reserves to fund operations through the end of fiscal 2003.

We depend on a few key customers. In fiscal 2002, 83% of our net revenues came from HP, Compaq and Bell Microproducts, Inc., with HP and Compaq each accounting for 10% or more of our net revenues. In fiscal 2001, 81% of our net revenues came from HP, Compaq and Bell Microproducts, Inc., with HP and Compaq each accounting for 10% or more of our net revenues. In fiscal 2000, 72% of our net revenues came from four customers with sales to HP, Compaq , Bell Microproducts, Inc. and Tokyo Electron Limited

each accounting for more than 10% of our net revenues. While we are seeking to diversify our customer base and expand the portion of our net revenues which are derived from sales through various channels, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of OEM customers and distribution channel partners. We may not be successful in our efforts to diversify our customer base.

We believe net revenues derived from OEM customers and distribution channel partners will continue to fluctuate for the foreseeable future. During fiscal 2002, 22% of our net revenues were derived from distribution channel partners and resellers. During fiscal 2001, 19% of our net revenues were derived from distribution channel partners and resellers. During fiscal 2002 and 2001, net revenues derived from distribution channel partners were significantly lower than net revenues derived from OEM customers. Although we have taken several actions to improve our distribution channel partners’ abilities to sell our products to end users, we cannot assure you that demand for our products through the distribution channel will increase. If we are unable to increase sales through our distribution channel partners, our net revenues may continue to decline, and our business could be harmed.

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

Although we enter into general sales contracts with our customers, none of our customers are obligated to purchase any amount of our products pursuant to these contracts. We rely on our customers to submit purchase orders for specific quantities of our products. All of our sales contracts contain provisions regarding the following: products and pricing; order dates, rescheduling and cancellations; warranties and repair procedures; and marketing and/or sales support and training obligations.

Our OEM contracts generally contain additional provisions regarding product technical specifications, labeling and boxing instructions and other customization instructions. Certain of our OEM sales contracts contain favored pricing provisions, as well as confidentiality provisions. Two of our OEM sales contracts provide the OEM the right to manufacture our product in the event of a material default we are unable to cure within a specified time period.

We currently outsource all of our manufacturing to Sanmina Corporation, a third-party manufacturer. Our agreement with Sanmina Corporation provides for two months of rolling purchase orders and rolling forecasts for the nine months immediately following the purchase order period. Purchase prices are negotiable throughout the three-year contract period. We are liable for materials that Sanmina Corporation purchases on our behalf that we cannot use, cannot be cancelled before receipt or are unique parts otherwise unusable by Sanmina Corporation. The agreement restricts our ability to reschedule orders and allows us to cancel existing orders subject to penalties of up to the total purchase price. Sanmina Corporation provides warranties on workmanship and pass-through warranties on component parts. Sanmina Corporation purchases most of the key components used to manufacture our products. We obtain some of these key components, such as our application specific integrated circuits, or ASICs, from sole sources, and other components, such as optical tranceivers, from limited sources. If we inaccurately forecast demand for our products, Sanmina Corporation may be unable to provide us with adequate manufacturing capacity. In addition, Sanmina Corporation may not be able to obtain adequate supplies of components to meet our customers’ delivery requirements. Alternatively, excess inventories may be accumulated by Sanmina Corporation for our account. In order to reduce the costs of sales, we relocated our manufacturing operations from Sanmina Corporation’s manufacturing facility in Santa Clara, California to its manufacturing facility in Guntersville, Alabama during the second half of fiscal 2000.

RESULTS OF OPERATIONS

The following table sets forth financial data for the fiscal years indicated as a percentage of net revenues:

	YEAR ENDED MARCH 31,

	2002	2001	2000

	(unaudited)
SUMMARY OF OPERATIONS DATA:
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	55.3	83.4	54.8
Cost of revenues — inventory write-downs	22.8	13.3	—

Gross margin	21.9	3.3	45.2

Operating expenses:
Research and development	96.6	88.2	38.0
Sales and marketing	59.3	72.1	24.3
General and administrative	32.9	24.0	8.9
Amortization of acquired intangible assets	—	11.5	—
In-process research and development costs	—	14.7	—
Impairment of long lived assets	—	53.6	—
Write-down of abandoned long lived assets	15.2	—	—
Restructuring and other expenses	26.3	7.6	—
Amortization of deferred compensation	4.1	1.6	2.4

Total operating expenses	234.4	273.3	73.6

Loss from operations	(212.5)	(270.0)	(28.4)
Interest income, net of interest expense	(1.2)	7.0	6.8

Net loss before cumulative effect of change in accounting principle	(213.7)	(263.0)	(21.6)
Cumulative effect of change in accounting principle	—	(15.9)	—

Net loss	(213.7)	(278.9)	(21.6)
Dividend related to common stock	(1.7)	—	—

Net loss attributable to common shareholders	(215.4)%	(278.9)%	(21.6)%

Net Revenues

Net revenues declined by $11.5 million or 35% to $21.8 million in fiscal 2002, from $33.3 million in fiscal 2001. The decrease in net revenues during fiscal 2002 is primarily due to a $12.5 million reduction in sales of our older Gibraltar hub products which are in the process of being phased out. This reduction in hub product sales was partially offset by $5.4 million in net revenues from sales of our new 2Gb Slingshot Fibre Channel family of products (the Fabric Switch 6, a 6 port embedded option for Compaq’s new MSA 1000 product and the Slingshot 4210 and 4218). Sales of our Capellix 2000 and 3000 switch products for fiscal 2002 as compared to fiscal 2001 were approximately the same for both comparative period ends. During fiscal 2002, 38% of our net revenues were generated by the sales of our Capellix Fibre Channel switch products, 37% from the sale of our older hub products and 25% from our newer 2Gb Slingshot Fibre Channel family of products. The Company continues to phase out the sale of hub products in favor of the Capellix and Slingshot switch products which is reflected in the sales mix. During fiscal 2001, 26% of our revenue was generated by the sale of our Capellix Fibre Channel switch products and 74% from the sale of hub products compared to 25% and 75%, respectively, in fiscal 2000, respectively. Net revenues declined by $14.6 million or 31% to $33.3 million in fiscal 2001, from $47.9 million in fiscal 2000. The decrease in net revenues during fiscal 2001 was primarily due to lower sales of our Gibraltar hub product line due to decreased demand for hub products generally and slower than anticipated adoption of our Capellix Fibre Channel switch products. In fiscal 2000, we began commercial shipments of our Capellix 3000 and Capellix 2000 switch products, however as noted above the majority of our net revenues during fiscal 2002 were generated from sales of older hub products.

Sales to OEM customers during fiscal 2002 represented 78% of our net revenues and sales to distribution channel partners and resellers represented 22% of our net revenues, with sales to HP and Compaq accounting for 77% of our net revenues. Sales to OEM customers during fiscal 2001 represented 81% of our net revenues and sales to distribution channel partners and resellers represented 19% of our revenue, with sales to HP and Compaq accounting for 75% of our net revenue. Sales to OEM customers and distributors during fiscal 2000 represented 59% and 41% of our net revenues, respectively, with sales to HP, Compaq, Bell Microproducts, Inc. and Tokyo Electron Limited, accounting for 72% of our net revenues. The significant increase in the percentage of our revenue derived from sales to OEM customers in fiscal 2002 and 2001 as compared to fiscal 2000 resulted primarily from our decision to focus on sales to OEM customers because we believe OEM customers will order higher volumes than distributors; sales to OEM customers tend not to be subject to return pressures; we experience less collectibility issues with respect to our accounts receivables with OEM customers; sales to OEM customers require less time and effort on the part of our sales force as compared to sales to distribution channel partners; and sales to OEM customers require little or no specialized support or training.

Net revenues by geographic area during fiscal 2002 were 72% from North America, 23% from Europe and 5% from Asia. Net revenues by geographic area during fiscal 2001 were 72% from North America, 25% from Europe and 3% from Asia. During fiscal 2000, these percentages were 70% from North America, 19% from Europe and 11% from Asia.

Net revenues during fiscal years 2002, 2001 and 2000 may not be indicative of future results. In fiscal 2003, we expect that a substantial majority of our net revenues will come from the sale of new products, including our 2Gb Slingshot Fibre Channel family of products. In May 2002 our two OEM customers, HP and Compaq, completed a merger of the two companies. The combined company may buy fewer of our products than if HP and Compaq were purchasing storage area network products as separate companies.

Gross Margins

Gross margins increased in by $3.7 million or 336% during fiscal 2002 as compared to fiscal 2001. Furthermore, gross margins excluding the impact of inventory write-downs, increased in by $4.2 million or 77% during fiscal 2002 as compared to fiscal 2001. As a percentage of net revenues, gross margins increased 19% in fiscal 2002 to 22% as compared to 3% in fiscal 2001. As a percentage of net revenues, gross margins excluding the impact of inventory write-downs, increased 28% in fiscal 2002 to 45% as compared to 17% in fiscal 2001. The increase in gross margin during fiscal 2002 as compared to fiscal 2001 was primarily due to charges taken during fiscal 2001 of $10.6 million to the inventory reserves for excess and obsolete products. This is compared to charges taken during fiscal 2002 of $5.0 million to the inventory reserves for excess and obsolete products. The gross margin for fiscal 2002 was also impacted by a favorable settlement of certain outstanding amounts due to suppliers. During fiscal 2002, we settled a $1.2 million purchase commitment dispute with a supplier for $450,000. In the previous fiscal year, we had entered into a purchase order commitment for material which we later attempted to cancel. In fiscal 2001, we accrued $1.2 million as part of cost of sales as we had no use for this material and were in negotiations with the supplier as to the ultimate amount to be paid. In June 2001, when the favorable settlement agreement was signed, the remaining $750,000 accrual was reversed into cost of sales and we subsequently paid the balance of $450,000 in early July 2001. The original accrual was based on management’s estimate of the likely outcome of the settlement negotiations with the suppliers and was originally recorded in fiscal year 2001.

Gross margins decreased by $20.6 million or 95%, during fiscal 2001 compared to fiscal 2000. As a percentage of net revenues, gross margins declined from 45% in fiscal 2000 to 3% in fiscal 2001. The decrease in gross margin during fiscal 2001 as compared to fiscal 2000 was primarily due to the following factors. First, we wrote off $2.5 million of unsellable material and increased our reserves for excess and obsolete inventory by $10.6 million based on the forecasted demand for the next 12 months during fiscal 2001. Second, we recorded production cancellation penalties of $1 million as a result of lower than expected net revenues in fiscal 2001. Last, we experienced lower sales volumes to distribution channel partners, for which gross margins are typically higher than OEM customers during fiscal 2001 as compared to fiscal 2000. 19% of our net revenues were derived from sales to distributors and resellers during fiscal 2001 as compared with 30% in fiscal 2000.

Gross margins during fiscal years 2002, 2001 and 2000 may not be indicative of future results. In fiscal 2003, we expect that a substantial majority of our net revenues will come from the sale of new products, including our 2Gb Slingshot Fibre Channel family of products. In May 2002 our two OEM customers, HP and Compaq, completed a merger of the two companies. The combined company may buy fewer of our products than if HP and Compaq were purchasing storage area network products as separate companies.

Research And Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, material costs for prototypes and test units and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred. Research and development expenses decreased to $21.1 million in fiscal 2002, from $29.4 million in fiscal 2001. Research and development expenses in fiscal 2000 were $18.2 million. In fiscal 2002 research and development expenses were 97% of net revenues as compared to 88% of net revenues in fiscal 2001 and 38% of net revenues in fiscal 2000. The decrease in research and development expenses in fiscal 2002 in absolute dollars as compared to fiscal 2001 was due to the implementation of management’s plans to reduce expenses and streamline operations, which included reductions in force in research and development areas. The increase in fiscal 2001 as compared to fiscal 2000 in absolute dollars was primarily due to additional research and development personnel, including the addition of our strategic research and development team and our two ASIC development teams primarily devoted to our development of new products including the Capellix Fibre Channel products and the 2Gb Slingshot Fibre Channel family of products.

As a result of the reductions in force and other expense reduction efforts that have occurred from March 2001 to June 2002 we expect future levels of product research and development expenses will be reduced in absolute dollars.

Sales And Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with trade shows, promotional activities and travel expenses. Sales and marketing expenses decreased by 46% to $12.9 million in fiscal 2002 from $24.0 million in fiscal 2001, and increased by 107% to $24.0 million in fiscal 2001 from $11.6 million fiscal 2000. In fiscal 2002 sales and marketing expenses were 59% of net revenues as compared to 72% of net revenues in fiscal 2001 and 24% of net revenues in fiscal 2000. The decreased spending in fiscal 2002 as compared to fiscal 2001 in absolute dollars was due to the implementation of management’s plans to reduce expenses and streamline operations, which included reduction s in force in sales and marketing areas. The increased spending in fiscal 2001 as compared to fiscal 2000 in absolute dollars was primarily due to the hiring of additional sales and marketing personnel and the expansion of our sales and marketing efforts to support the launch of new products including the Capellix Fibre Channel products and the 2Gb Slingshot Fibre Channel family of products.

As a result of the reductions in force and other expense reduction efforts that have occurred from March 2001 to January 2002 we expect that future levels of sales and marketing expenses will be reduced in absolute dollars.

General And Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems. General and administrative expenses decreased by 10% to $7.2 million during fiscal 2002 from $8.0 million in fiscal 2001, and increased 86% to $8.0 million during fiscal 2001 from $4.3 million in fiscal 2000. In fiscal 2002 general and administrative expenses were 33% of net revenues as compared to 24% of net revenues in fiscal 2001 and 9% of net revenues in fiscal 2000. The decrease in absolute dollars during fiscal 2002 as compared to fiscal 2001 was due to the implementation of management’s plans to reduce expenses and streamline operations, which included reductions in force in general and administrative areas. The increase during fiscal 2001 in a absolute dollars was primarily attributable to increased personnel, additional expenses incurred related to the anticipated growth of our business, expansion of our facilities and information infrastructure and our operation as a public company.

As a result of the reductions in force and other expense reduction efforts that have occurred from March 2001 to June 2002 we expect that future levels of general and administrative expenses will be reduced in absolute dollars.

Amortization Of Deferred Compensation

Amortization of deferred compensation of $973,000 was recorded in fiscal 2002 compared to $608,000 in fiscal 2001.

In December 2001, in an effort to provide added incentive and retention of valuable employees, we granted options to purchase 5.8 million shares of common stock to all employees (including executives) that were expected to remain employed by us after our January 2002 reduction in force. Fifty percent of the 5.8 million shares were granted at the fair market value of the common stock at the date of grant. The other fifty percent of the 5.8 million shares were granted at prices below the market closing price on the date of grant and will vest over the six month period from December 17, 2001 through June 17, 2002. The difference between the fair market value of the common stock and the option exercise price at the date of grant of $1.1 million was recorded as deferred compensation in stockholders’ equity on the Condensed Balance Sheet at December 31, 2001. In January, while there was a net reduction in force of staff of 100 employees, 4 employees were hired in key areas and were awarded stock options both at the fair market value as well as at a discount, respectively, from the closing price on the dates of their grant. The deferred compensation generated by the discounted priced stock options of these January 2002 hired employees will be amortized through July, 2002. Thus, amortization to compensation expense of the stock options granted at a discount in December, 2001 and January 2002 commenced in December 2001 and will continue over the seven month period ending July 2002.

In connection with the grant of stock options to employees during the year ended March 31, 1999, we recorded deferred compensation within stockholders’ equity of $3.0 million for stock options prior to our initial public offering in July 1999. This represents the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant.

The remaining deferred compensation at March 31, 2002 is $541,000 and will be amortized to compensation expense during the quarter ended June 30, 2002.

Amortization Of Acquired Intangible Assets

In connection with the acquisition of SmartSAN Systems, Inc. (SmartSAN) in April 2000, we amortized acquired intangible assets, including goodwill, developed technology and other intangible assets of $20.7 million over their estimated useful lives of five years on a straight-line basis. For fiscal 2001, we amortized $3.8 million of goodwill and acquired intangible assets. During the fourth quarter of fiscal 2001, we wrote off the remaining $16.8 million of goodwill and reported this as a separate line item on our Statement of Operations.

In-Process Research And Development Costs

In connection with the acquisition of SmartSAN, we expensed $4.9 million of in-process research and development costs which represented 20% of the purchase price. This amount represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition dated.

At the acquisition date, SmartSAN was conducting design, development, engineering and testing activities associated with the development of next generation Geminix products: SDM3000, RDM4000, and DDM5000, valued at $800,000, $1.1 million, and $3.0 million, respectively. The SDM3000 was a next generation Fibre Channel to Fibre Channel router; the RDM4000 was being developed as a Fibre Channel to LAN/WAN remote domain manager; and the DDM5000 was scheduled to be the flagship distributed domain manager incorporating advanced storage virtualization. SmartSAN engineers had made significant progress on the projects as of the acquisition date, including design of the overall architecture, and in some cases, much of the development work. However, substantial integration and testing activities remained to develop the technologies into commercially viable products. At the acquisition date, the technologies under development were approximately 80%, 65% and 25% complete, based on engineering man-month data and technological progress. SmartSAN had spent $700,000 on the in-progress projects, and expected to spend $2.5 million to complete all phases of the R&D projects. Anticipated completion dates ranged from 2 months for the SDM3000 to 12 months for the DDM5000, at which times we expected to benefit, and generate cashflows, from the developed technologies.

In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchase in-progress technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cashflows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management’s estimates of costs of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, discount rates of 40% to 45% were used in the analysis. These discount rates were commensurate with the projects’ stage of development and the uncertainties in the economic estimates described above.

Restructuring And Impairment Charges

During the fourth quarter of fiscal 2001, we implemented our plan to focus our resources on the development of open fabric switch technology products and to restructure our business operations. This resulted in the termination and abandonment of the Axxess™ and Geminix product lines, reduction of personnel and consolidation of all San Jose, California operations in one building. In connection with this restructuring, we recorded expenses of $2.5 million and an additional expense of $17.8 million relating to the impairment of long term assets, primarily relating to the write-off of the remaining goodwill and acquired intangible assets that resulted from the SmartSAN acquisition which was completed in April 2000. After completing the SmartSAN acquisition, we realized that the IP router market was extremely competitive and would require significant additional funding to develop products and provide support. In March 2001, we changed our product strategy and refocused our efforts exclusively on the higher margin, open fabric switch market. Consequently, the product lines and technologies acquired in the SmartSAN acquisition were abandoned because they did not support open-fabric switch technology. As a result of this write-down of goodwill and acquired intangibles related to the Axxess and Geminix product lines, we eliminated $350,000 of goodwill amortization in fiscal 2001.

During fiscal 2002, in response to new challenges in the business environment we began to implement a restructuring program in an effort to reduce operating expenses. In August 2001, we reduced our headcount by 16 employees, or 7% of our work force, and paid $300,000 in severance costs in the quarter ended September 30, 2001. These costs were included in research and development, sales and marketing and general and administrative expenses. In October 2001, we reduced our headcount by 30 employees, or 15% of our work force, and paid $700,000 in severance and other personnel related costs. The $700,000 of severance and other personnel costs paid were included in restructuring charges in the period ended December 31, 2001.

In December 2001, the Board approved a restructuring plan to further reduce operating expenses in response to expected reduced short term demand for our products. In connection with the restructuring plan, we recorded a restructuring charge of $2.3 million in the quarter ended December 31, 2001, related to the shutdown of the Irvine, California satellite engineering office, the shutdown of all overseas sales offices and costs associated with a vacant office building in San Jose, California which we have been trying to sub-lease for the past year. These facility charges are net of estimated sub-lease income that we expect to generate from the vacated facilities. The December 2001 restructuring plan also included an additional 54% reduction in overall headcount, completed in January 2002, consisting of 91 employees. During the quarter ended March 31, 2002, we recorded additional restructuring expenses of $2.7 million related to severance and personnel related costs in connection with the January 2002 reduction in force and $3.3 million related to the write-off of abandoned computer equipment, software, engineering material and leasehold improvements.

In April and June of 2002, we reduced our headcount by a total of 33 employees. We expect restructuring costs for the quarter ended June 30, 2002, associated with the payment of severance and other personnel related costs to be approximately $1.0 million.

Inventory and Accounts Receivable Charges and Reserves

In the fourth quarter ended March 31, 2002, we booked a $4.4 million increase to the inventory reserve by evaluating March 31, 2002 inventory levels along with the projected prospective 12 month sales and any locked purchase commitments. Included in the $4.4 million inventory reserve, was $900,000 of raw materials that we were required to buy from our contract manufacturer since those raw materials related to products that we no longer were requiring for manufacture on our behalf. Additionally, we wrote off $600,000 of inventory associated with the introduction of new products and development of prototypes and production builds (comprised of raw materials as well as finished goods). These write-downs were determined by management to be outside of normal cost of sales charges and thus, were separately disclosed on the face of our Statements of Operations.

In the quarter ended September 30, 2000, our inventory balance began to increase. During the same quarter we implemented a policy to create a reserve for inventory items determined to be excess or obsolete. Excess inventory is determined to be any on hand inventory item at a given reporting date in excess of anticipated 12 month demand. In the quarters ended September 30, 2000, December 31, 2000 and March 31, 2001, we recorded inventory reserves of $6.8 million, $1.5 million and $2.3 million, respectively, for excess and obsolete inventory. These reserves were primarily related to our excess Capellix 3000 and hub products. Of this total, $4.4 million was determined by management to be outside of our normal course of business, and therefore, was separately disclosed on the face of our Statements of Operations. During fiscal 2001, we scrapped $2.5 million of inventory that had been reserved as excess or obsolete inventory.

In addition, because of a deterioration in general economic conditions and, in particular, problems experienced by our distribution channel partners, during fiscal 2002 and 2001 we wrote off $464,000 and $420,000, respectively, of uncollectable accounts receivable and increased our reserve for doubtful accounts by $383,000 and $172,000, respectively.

Interest and other income, net

Interest and other income, net, is comprised of income from our cash investments and expenses related to our financing obligations. Interest and other income, net, totaled $253,000 net expense in fiscal 2002, compared to $2.3 million net income in fiscal 2001 and $3.3 million net income in fiscal 2000. The decrease in interest and other income, net, is primarily the result of lower interest income earned due to cash usage to support operating activities, working capital and capital spending.

Income Taxes

As of March 31, 2002, we had $159 million of federal and $42 million of state net operating loss carryforwards for tax purposes available to offset future taxable income. We also had federal and state research and development tax credit carryforwards of $3.1 million and $2.0 million respectively. Such net operating and research credit loss carryforwards expire at various dates beginning in 2002 through 2022. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception because management’s estimate of the realizability of the tax benefits of the loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance for us to recognize such benefits currently.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had $6.3 million in cash and cash equivalents and $1.8 in net working capital, a decrease of $4.6 million in cash and cash equivalents and a decrease of $10.0 million in net working capital from the prior fiscal year. As of March 31, 2001, we had $10.9 million in cash and cash equivalents and $11.8 in net working capital. We incurred a net loss in the year ended March 31, 2002 of $47.0 million and have an accumulated deficit of $179.3 million as of March 31, 2002. We have continuously incurred net losses from operations and used $33.7 million of cash in operations for the year ended March 31, 2002, and have working capital of $1.8 million as of March 31, 2002. Since inception, we have financed our operations primarily through private sales of common stock, convertible preferred stock, the issuance of a convertible note, equipment lease financings and an initial public offering of common stock.

In fiscal 2002, we used $33.7 million in cash for operating needs. Non-cash items in fiscal 2002 included depreciation of $4.3 million, amortization of deferred compensation of $973,000, a $3.6 million increase in inventory reserves for excess and obsolete inventory, a $3.3 million write-down of impaired long-lived assets and non-cash restructuring charges of $1.4 million. Net working capital was reduced by $10.0 million from the prior fiscal year, which was largely the result of lower accounts payable and accrued expenses and deferred revenue levels. Additionally, in fiscal 2002, we used $2.1 million in cash for investing activities primarily due to the $2.5 million of cash was used to acquire equipment. Lastly, in fiscal 2002, cash provided by financing activities was $31.2 million. Net proceeds from the issuance of our common stock provided $25.6 million during fiscal 2002 as we sold 18,425,000 shares of our common stock in private placement transactions during May 2001, August 2001, January 2002 and through employee stock sales and stock option exercises. Additionally, in January 2002 we borrowed $5.0 million under our convertible debt financing agreement and in March 2002, we borrowed $1.6 million against our eligible accounts receivables.

Our cash needs depend on numerous factors, including market acceptance of and demand for our switch products, particularly new products currently being sold, under evaluation by customers or under development including the 2Gb Slingshot Fibre Channel family of products; our ability to develop and introduce new products and product enhancements, and at prices at which we can sell our products; the resources we devote to developing, marketing, selling and supporting our products; the timing and expense associated with expanding our distribution channels; increases in manufacturing costs and the prices of the components we purchase; and other factors. In fiscal 2003, a substantial portion of our net revenues are expected to be derived from the sale of new products currently being sold or under evaluation, including the FabriCore Engines Technology Suite and the 2Gb Slingshot Fibre Channel family of products. We cannot assure you that we will be able to develop, introduce and sell our products (including FabriCore Engines Technology Suite or the 2Gb Slingshot Fibre Channel family of products or any other new products) successfully and in the timeframe we expect or that these products will be adopted by OEM customers and distribution channel partners, or that significant net revenues would be derived if so adopted. In addition, we are attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. Cost cutting measures could also include additional reductions in force. Further, we are working with our channel partners to increase net revenues through new marketing programs and promotions, and are exploring potential additional sources of revenue.

Based on our current revenue projections and cost cutting measures, we believe that our cash reserves, working capital and accounts receivable financing lines will be adequate to fund our operations during the next twelve months. However, there is no assurance that additional financing will not be required to fund operations in the future. Additional financing may not be available to us on favorable terms if at all. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may not be able to obtain. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business, or file for bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of our company to our investors, customers and others. If we are unable to raise additional capital or if net revenues from the sale of new products are lower than expected in fiscal 2003, we will be required to make additional reductions in operating expenses and capital expenditures to ensure that we will have adequate cash reserves to fund operations through the end of fiscal 2003. Additionally, we may do one or more of the following: engage a financial advisor to explore strategic alternatives, which may include a merger, asset sale, or another comparable transaction; raise additional capital to fund continuing operations by private placements of equity and/or debt securities; or form a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.

We are obligated under operating leases for our facilities for payments totaling $2.7 million during fiscal 2003, and a large part of these payments relate to excess facilities. The expense associated with excess facilities charges of $1.5 million through March 31, 2003 have been expensed as restructuring charges in fiscal 2002 and are accrued on our balance sheet as of March 31, 2002. The following table outlines the timing for future payments of our operating lease obligations along with other contractual obligations. Our Long-Term Debt and Capital Lease Obligations are recorded on our balance sheet.

	Payments Due by Period

					Years 6
	Total	Year 1	Years 2-3	Years 4-5	and above

Long-Term Debt	5,360	—	5,360	—	—
Capital Lease Obligations	408	408	—	—	—
Operating Leases	17,057	2,741	5,632	5,846	2,838
Total	22,825	3,149	10,992	5,846	2,838

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held, used and disposed of. The statement will be effective for the financial statements issued for fiscal years beginning after December 15, 2001. We have not yet determined what impact the adoption of SFAS No. 144 will have on our financial position or results of operations.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. SFAS 142 will have no affect on our financial statements in that all goodwill and intangible assets have been written off due to impairment during 2001.

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 138 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Because we do not currently hold any derivative instruments and do not currently engage in any material hedging activities, we believe that the application of SFAS No. 138 will not have a material impact on our financial position or results of operations.

RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this Form 10-K for the year ended March 31, 2002. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occurs, our business, operating results and financial condition could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks. You should read the following discussion in conjunction with our discussion of forward-looking statements included elsewhere in this Form 10-K.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

WE HAVE INCURRED NET LOSSES IN EVERY FISCAL QUARTER SINCE OUR INCEPTION IN 1992 AND WE MAY NEVER BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

We have incurred net losses in every fiscal quarter since our inception in 1992, most recently a net loss of $16.9 million in our quarter ended March 31, 2002. We incurred a net loss in fiscal 2002 of $47.0 million and we had an accumulated deficit of $179.3 million as of March 31, 2002. If we are unable to increase revenue so that we achieve profitability, our operating results will suffer and the price of our common stock may fall. We expect to incur significant product development, sales and marketing and general and administrative expenses as we focus our business on the design, development, manufacturing and sales of Fibre Channel switching products, in particular our 2Gb Slingshot Fibre Channel family of products. Our first 2Gb Slingshot product became commercially available in July 2001. Because we have directed the focus of our business to our switch products and continue to phase out our hub product line, we do not expect to generate substantial revenue in the future from the sales of our hub products. In fiscal 2002, of our $21.8 million in revenue, $13.7 million, or 63%, was attributable to sales of our switch products and $8.1 million, or 37%, was attributable to our hub products. For fiscal 2002, $5.4 million or 25% or our net revenues came from sales of our new 2 Gb Slingshot family of products. In fiscal 2001, of our $33.3 million in total revenue, $24.6 million, or 74%, was attributable to sales of our hub products, and $8.7 million, or 26%, was derived from sales of our switch products. Our future operating results will depend on many factors, including the growth of the Fibre Channel switch market and market acceptance of our FabriCore Engines Technology Suite and Fibre Channel switch products. We may never be able to achieve or sustain profitability.

WE HAVE LIMITED WORKING CAPITAL AND WE WILL NEED TO RAISE ADDITIONAL FINANCING TO SUSTAIN OUR BUSINESS.

We had only $1.8 million in working capital available as of March 31, 2002. We have never been profitable and we used $33.7 million of cash for operating activities in fiscal 2002, and $51.0 million in fiscal 2001. If we are unable to raise additional financing or if sales of our storage area network products are lower than we expect, we may be unable to sustain our business. Additional financing may not be available to us when and as required on commercially reasonable terms, if at all. In the event we are able to obtain additional financing, the issuance of equity or equity-related securities will dilute the ownership interest of our existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our business. Issuance of debt securities could also impair our financial condition and interest payments could have an adverse effect on our results of operation. In connection with our January 2002 issuance of a convertible debenture to Berg & Berg Enterprises, evidencing $5.0 million in principal indebtedness, we granted Berg & Berg a security interest in all of our assets. The terms of the Berg & Berg debenture and the security agreement governing the security interest, including restrictions on our ability to joint security interests in our assets, may impair our ability to raise additional financing, whether debt or equity. Additionally, if our common stock does not continue to be listed on The Nasdaq National Market, this would also impair our ability to raise additional financing. If we are unable to raise additional capital or if sales from our switching products are lower than expected, we will be required to make further reductions in operating expenses and capital expenditures in 2002 to ensure that we will have adequate cash reserves to fund operations through the end of fiscal 2003 and beyond. Additionally, we would be required to explore strategic alternatives, which may include a merger, asset sale or another comparable transaction or form a joint venture with a strategic partner or partners to provide additional capital resources to fund operations. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business or face bankruptcy.

IF WE ARE UNABLE TO RAISE ADDITIONAL FINANCING, IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES, AND IF OUR TRADING PRICE DOES NOT INCREASE TO THE MINUMUM BID PRICE REQUIRED BY NASDAQ, WE MAY NOT MEET THE CONTINUED LISTING CRITERIA FOR THE NASDAQ NATIONAL MARKET OR THE NASDAQ SMALLCAP MARKET, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

If we are unable to continue to list our common stock for trading on The Nasdaq National Market, this could materially adversely affect business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers and distributors; and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on The Nasdaq National Market, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols. If institutional shareholders liquidated their holdings in our common stock and/or did not continue to make investments in our common stock, this would decrease the trading volume of our shares and would likely result in a lower price for our common stock.

Continued listing on The Nasdaq National Market requires that the minimum bid price of our common stock not fall below $1.00 for 30 consecutive trading days. However, in September 2001, The Nasdaq National Market announced that it was suspending the minimum bid requirement until January 2, 2002. We received notification from The Nasdaq Stock Market that we are out of compliance with the minimum bid price requirement of $1.00 per share set forth in Marketplace Rule 4450(a)(5). Therefore, our securities are subject to delisting from The Nasdaq National Market. We have requested a hearing with Nasdaq, and our stock will remain listed on The Nasdaq National Market at least until the date of the hearing, which will occur on July 12, 2002. There can be no assurance the Nasdaq Listing Qualifications Panel will grant our request for continued listing after the hearing.

Furthermore, eligibility for continued listing on The Nasdaq National Market currently requires, among other things, that we have either stockholders’ equity in excess of $10.0 million or that our net tangible assets exceed $4.0 million. The Nasdaq National Market is in the process of phasing out the net tangible assets test and, after November 1, 2002, we must meet the $10.0 million stockholders’ equity requirement. As of March 31, 2002, our stockholders’ equity and net tangible assets were each ($6,000). Consequently, as of March 31, 2002 we did not meet this aspect of The Nasdaq National Market continued listing requirements. Additionally, we currently do not meet the $1.00 per share minimum bid price and shareholders' equity requirements to maintain a listing on The Nasdaq SmallCap Market.

Furthermore, under the terms of our equity and debt financings completed in May 2001, August 2001 and January 2002, we made covenants to our investors that we would use our best efforts to maintain the listing of our common stock on The Nasdaq National Market or The Nasdaq SmallCap Market. If we fail to maintain the listing of our stock on such markets, our investor may assert claims that we have failed to comply with these covenants. In addition, under the terms of the registration rights agreements we entered into with our equity investors in May 2001, August 2001 and January 2002, if our stock is not listed on The Nasdaq National Market or The Nasdaq SmallCap Market, we are obligated to pay penalties to our investors as provided in such registration rights agreements.

WE HAVE EXPERIENCED SIGNIFICANT TURNOVER IN OUR MANAGEMENT TEAM AND OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS IS DEPENDENT UPON OUR NEW MANAGEMENT TO EXECUTE OUR BUSINESS PLAN.

Our ability to sustain and grow our business will depend to a significant extent on the ability of our new management team to execute our business plan. During fiscal 2002 and continuing in fiscal 2003, several members of our prior management team left the company. In May 2002, Stephen Dalton was appointed our President and Chief Executive Officer. Mr. Dalton previously served as our Vice President, Engineering. Barbara Velline, our Vice President of Finance and Chief Financial Officer, joined us in early 2002. None of our employees, including our executive officers, is bound by a term employment agreement, and we do not maintain key man life insurance on any employee. The loss of one or more of our executive officers or key employees, including the decision of one or more of such officers or employees to join a competitor or otherwise compete directly or indirectly with us could have a material adverse effect on our business, financial condition and prospects. Our current executive officers have been employed by us in their current capacities only for a relatively short period of time. Our new management team has devoted substantial effort in refocusing our product, sales and marketing strategies. Our future success is dependent upon the ability of our management team to, among other matters, increase revenue, recruit and retain additional executives, complete prospective financing activities and reduce our expenses. If we fail to do this, our business and prospects will be impaired.

WE MAY NOT BE ABLE TO REDUCE OUR OPERATING EXPENSES SUFFICIENTLY TO REDUCE OUR NET LOSSES AND SUSTAIN OUR BUSINESS. THIS MAY IMPAIR OUR ABILITY TO ATTRACT ADDITIONAL FINANCING.

We incurred $51.2 million in operating expenses in fiscal 2002, and in $91.0 million fiscal 2001. We may not be able to reduce our operating expenses sufficiently to reduce our net losses which were $47.0 million in fiscal 2002 and $92.8 million in fiscal 2001. In 2001, management approved and we adopted and began to implement a restructuring program in an effort to reduce operating expenses.

In March 2001 we implemented a reduction of force decreasing our headcount by 27 employees. In August 2001, we implemented a second reduction in force decreasing our headcount by 16 employees. In October 2001, we implemented a third reduction in force decreasing our headcount by a further 30 employees. In January 2002, we implemented a fourth reduction in force decreasing total headcount by 91 employees. Again in April and June 2002, we implemented reductions in force decreasing total headcount by 33 employees. For the most part, each of the reductions in force was implemented on an across-the-board basis throughout our various departments. In the March 2001 reduction in force, 7 of the affected employees were terminated as a direct result of our decision to discontinue the Axxess product line. However, aside from the March 2001 reduction with respect to the Axxess product line, no reduction in force was targeted to a specific product line. We incurred $300,000 in severance costs related to our March 2001 reduction in force; $300,000 related to our August 2001 reduction in force; $700,000 related to our October 2001 reduction in force; and $2.7 million related to our January 2002 reduction in force, all of which have been paid in full. We expect to incur approximately $1.0 million in severance costs related to our April 2002 and June 2002 reductions in force of which approximately $550,000 have been paid to date. Future cost cutting measures could include additional reductions in force.

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

OUR PROSPECTS ARE DEPENDENT UPON THE SALES OF OUR FIBRE CHANNEL SWITCH PRODUCTS, WHICH BECAME COMMERCIALLY AVAILABLE IN MAY 2001, AND OUR ABILITY TO SUCCESSFULLY SELL OUR FIBRE CHANNEL SWITCH PRODUCTS IS DIFFICULT TO EVALUATE. CONSEQUENTLY, OUR OPERATING RESULTS WILL BE DIFFICULT TO FORECAST.

In March 2001, we decided to focus our business on selling Fibre Channel switch products, a segment of the storage area network market in which we have not historically competed. In particular, we decided to focus our business on our 2Gb Slingshot Fibre Channel family of switch products, which became commercially available in May 2001. We expect substantially all of our future revenue to come from sales of our 2Gb Slingshot Fibre Channel family of switch products. In fiscal 2002, of our $21.8 million in net revenues, $8.3 million, or 38%, was attributable to our Capellix Fibre Channel switch products, $5.4 million or 25% was attributable to our new 2Gb Slingshot Fibre Channel family of switch products and $8.1 million, or 37%, was attributable to our older hub products. In fiscal 2001, of our $33.3 million in net revenues, $24.6 million, or 74%, was attributable to sales of our hub products and $8.7 million, or 26% was attributable to our Capellix Fibre Channel switch products. We plan to phase out our hub product line, and focus our efforts on sales of our Capellix Fibre Channel switch products, our 2Gb Slingshot Fibre Channel family of switch products and our FabriCore Engines Technology Suite. The quarter ended June 30, 2001 was the first quarter during which we had our 2Gb Slingshot Fibre Channel family of switch products commercially available and we recognized $300,000 or 4% of our $6.6 million in net revenues that quarter from sales of the. Sales of our 2Gb Slingshot Fibre Channel family of switch products increased to $800,000 or 16% of our $5.1 million in net revenues in the quarter ended September 30, 2001; $1.1 million or 21% of our $5.1 million in net revenues for the quarter ended December 31, 2001; and $3.2 million or 63% of our $5.1 in net revenues for the quarter ended March 31, 2002. We cannot assure you that we will be able to maintain current revenue volumes or increase future revenue volumes of our 2Gb Slingshot Fibre Channel family of switch products.

Because we do not have a substantial history of selling switch products and because of the rapidly evolving nature of the storage area network market generally, there is limited financial and operating data with which to evaluate our performance and prospects. Further, we plan our operating expenses based primarily on our revenue projections. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. The revenue and income potential of our switch products is unproven and our historical performance is not likely to be indicative of future performance. If we do not achieve our expected revenue growth, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline. We may not be able to successfully penetrate the market for storage area network switch products, attract and retain OEM customers and distributors for these products or achieve or sustain profitability. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face as a company that is focusing its business on selling products in a segment of the market different from its historical operations, a market segment that is rapidly evolving and intensely competitive. We also expect sales of our switch products to have lower margins, at least for the foreseeable future, than we have recently experienced with our hub products, which could materially adversely affect our quarterly and annual operating results. We have been able to increase our margins on sales of our hub products as our costs to produce these products have decreased over time. In order to compete in the switch market, we have had to reduce prices while our costs to manufacture these products have remained fixed.

IF WE ARE UNABLE TO SUCCESSFULLY MARKET AND SELL OUR FIBRE CHANNEL SWITCH PRODUCTS, OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS WILL BE SIGNIFICANTLY REDUCED AND OUR STOCK PRICE WILL LIKELY DECLINE.

If we are unable to successfully penetrate the Fibre Channel switch market, our revenue will continue to decline, our net losses will increase, we will need to raise additional funding and we may not be able to sustain our business. In fiscal 2002, we recorded $21.8 million in total revenue compared to $33.3 million in total revenue in fiscal 2001, a decrease of 35%. The quarter ended March 31, 2002 was our fourth quarter during which we had our 2Gb Slingshot Fibre Channel family of switch products available and we recognized $3.2 million of our $5.1 million in total revenue that quarter from sales of the 2Gb Slingshot Fibre Channel family of switch products. We do not have significant experience in developing, marketing, selling and supporting switch products. In contrast, many of our competitors do have this experience and many of our competitors have significantly greater financial, technical, marketing and administrative resources than we do. In addition, many of these competitors have pre-existing relationships with the primary OEMs that we expect to sell our switch products to. Other factors that may affect the market acceptance of our switch products, many of which are beyond our control, include the following: growth and changing requirements of the storage area networks product markets; availability, price, quality and performance of competing products and technologies; performance, quality, price and total cost of ownership of our products; and successful development of our relationships with existing and potential OEM customers and distribution channel partners.

We may not be able to compete successfully in the market for Fibre Channel switch storage area network products. OEMs and other distribution partners may not adopt our Fibre Channel switch products, and even if they do, we may not be able to generate significant revenue from the sale of these products to sustain our business.

OUR KEY OEM CUSTOMERS HAVE MERGED AND WE DEPEND ON SALES OF OUR STORAGE AREA NETWORK PRODUCTS TO THESE KEY OEM CUSTOMERS TO GENERATE SUBSTANTIALLY ALL OF OUR REVENUE. IF WE WERE TO LOSE THESE CUSTOMERS OR SALES OF OUR PRODUCTS TO THESE CUSTOMERS WERE TO DECREASE SIGNIFICANTLY, OUR OPERATING RESULTS WOULD SUFFER AND OUR ABILITY TO SUSTAIN OUR BUSINESS COULD BE SIGNIFICANTLY IMPAIRED.

We depend on key OEM customers for substantially all of our revenue. In fiscal 2002, of our $21.8 million in total revenue, $7.9 million or 36% was due to sales to HP and $8.8 million or 41% was due to sales to Compaq. In fiscal 2001, of our $33.3 million in total revenue, $14.1 million or 42% was due to sales to HP and $11.1 million or 33% was due to sales to Compaq. In May 2002, HP and Compaq completed a merger of the two companies. The combined company may buy fewer of our products than if HP and Compaq were purchasing storage area network products as separate companies. In fact, we have experienced a shortfall in projected net revenues for the first fiscal quarter of 2003 due to a reduction in the purchase commitment by Compaq (now the new HP) for the embedded Fabric Switch 6, due to their lower than forecasted sales for the MSA 1000 product. We cannot assure you that our OEM customers will accurately forecast their purchase commitment in future quarters or that sales of the MSA 1000 will continue or increase in the future.

Although we intend to expand our OEM customer base, we anticipate that our operating results will continue to depend on sales to a relatively small number of OEMs. We also expect that our decision to focus on sales of switching products will not change our historical pattern of selling only to a relatively small number of OEMs. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our expected future revenue. Our agreements with our customers do not provide any assurance of future sales to those customers. For example: our OEM and reseller agreements are not exclusive and contain no renewal obligation; our OEMs and resellers can stop purchasing and marketing our products at any time; and our OEM and reseller agreements do not require minimum purchases.

We cannot be certain that we will retain our current OEM customers or that we will be able to recruit additional or replacement customers. Many of our OEM customers carry or utilize competing product lines. If we were to lose one or more OEM customer to a competitor, our business, results of operations and financial condition could be significantly materially adversely affected and our ability to sustain our business could be significantly impaired. Any fluctuations in demand for our products from one or more OEM customer could materially affect our quarterly and annual operating results.

IF WE ARE UNABLE TO INCREASE SALES OF OUR STORAGE AREA NETWORKS PRODUCTS THROUGH OUR DISTRIBUTION CHANNEL PARTNERS AND RESELLERS, OUR OPERATING RESULTS WILL SUFFER.

Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through OEMs, distribution partners and resellers. We believe that expanding our sales through distribution partners and resellers is an important part of our strategy to increase sales of our switch products. The ability and willingness of our distribution partners and resellers to sell our products could materially affect our quarterly and annual operating results. Our failure to execute this strategy successfully could limit our ability to grow or sustain revenue. In fiscal 2002, $4.9 million, or 22% of our net revenues were derived from sales to distribution partners and resellers. During fiscal 2001, $6.3 million, or 19% of our net revenues were derived through these channels. As we attempt to expand our sales to distribution partners and resellers, we may increase our selling costs, as these parties generally require a higher level of customer support than our OEM customers. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer. Even where we are successful in establishing a distribution or reseller relationship, our agreements with the third party will likely not be exclusive, and as a result, many of our distribution partners and resellers will carry competing product lines. We believe that distribution partners and resellers are extremely important influencers of end user purchase decisions. Our distribution partners and resellers may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our failure to successfully develop or manage our relationships with distribution partners and resellers could materially adversely affect our operating results.

Historically, we have experienced difficulties in selling our products through distribution partners as compared to OEM customers. Our OEM customers have demonstrated the ability to resell our storage area network products due, in part, to the length of time they have been involved in this marketplace and the strength of their internal technical, sales and marketing structures. Our distribution channel partners have participated in this market for a shorter period of time and often do not typically have fully trained technical, sales and marketing staffs. As a result, they are not as well positioned as our OEM customers to sell our products effectively. We may never be able to increase the sales of our products through distribution partners and resellers. If we are unable to effectively sell our products through our distribution channel partners and resellers, our net revenues may continue to decline and our business would be harmed.

THE LENGTHY PROCESS REQUIRED TO MAKE SALES TO OR DEVELOP RELATIONSHIPS WITH OEM CUSTOMERS AND DISTRIBUTION CHANNEL PARTNERS MAY IMPEDE OUR ABILITY TO INCREASE SALES OF OUR PRODUCTS.

We rely on OEM customers and distribution channel partners to distribute and sell our products. As a result, our success is dependent on our ability to initiate, manage and expand our relationships with significant OEM customers and our ability to attract distribution channel partners that are able and willing to sell our products, as well as the sales efforts of these OEM customers and distribution channel partners. Our OEM customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new technologies, including our products. Based on our experience with our larger OEM customers, this evaluation process is lengthy and has historically been as long as nine months. During the slowdown of the U.S. economy in general and the market for storage area network products in particular, in 2001 and 2002, the sales process has lengthened to some extent, in some cases as long as 12 months. Our sales process is complex and requires significant sales, marketing and management efforts on our part. The complexity of this process increases if we must qualify our products with multiple customers at the same time. In addition, once our products have been qualified, the length of the sales cycle of each of our OEM customers may vary depending upon whether our products are being bundled with another product or are being sold as an option or add-on. Sales to distribution channel partners may also require lengthy sales and marketing cycles. Additionally, to increase sales through the distribution channel, we have made significant investments in activities designed to improve sell-through at the end user level and we may never see significant revenue resulting from these efforts. Any delay in the sales cycle could have an adverse effect on our operating results and financial condition.

OUR OEM CUSTOMERS HAVE UNPREDICTABLE ORDER PATTERNS, WHICH MAY CAUSE OUR REVENUE TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

Our OEM customers tend to order sporadically, and their purchases can vary significantly from quarter to quarter. Our OEM customers generally forecast expected purchases in advance, but frequently do not order as expected and tend to place purchase orders only shortly before the scheduled delivery date. We plan our operating expenses based in part on revenue projections derived from our OEM customers’ forecasts. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue. None of our current OEM customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. In the past, OEM customers have unexpectedly reduced or cancelled orders for our products as orders are subject to cancellation or delay by our OEM customers with limited or no penalty. In June 2002, the New HP unexpectedly reduced orders for the Embedded Switch 6 product, and in 2000 and 2001 orders for our products by OEM customers declined significantly due to a decline in sell-through to end users. We expect that, given the overall weak general economic condition and the weakness in the market for storage area network products in particular that began in 2000 and continued throughout 2001, our OEM customers may continue to be slow to place orders for our products.

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE IF OUR RESULTS FAIL TO MEET INVESTORS’ AND ANALYSTS’ EXPECTATIONS.

We have experienced, and expect to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. During the past three years, our operating results have varied significantly. Additionally, we began focusing our business on selling our switch products, which has not traditionally been our core business, only in the first half of calendar 2001, and we expect that our operating results may vary significantly in the future as we attempt to penetrate this market segment. We expect to derive substantially all of our future revenue from the sale of our 2Gb Slingshot Fibre Channel family of products, which only became commercially available in May 2001. Our quarterly and annual operating results are likely to continue to vary significantly in the future due to a number of factors described below and elsewhere in this risk factors section, many of which are outside of our control. The primary factors that may cause our quarterly net revenues and operating results to fluctuate include the following: changes in general economic conditions and specific economic conditions in the computer storage and networking industry; increases in the prices of the components we purchase; our ability to maintain quality manufacturing standards for our products; our ability to maintain, increase or quickly decrease the contract production of our products at expected prices; and the mix of distribution channels through which our products are sold.

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

Fibre Channel based storage area networks were first deployed in 1997. As a result, the market for storage area network and related storage router products has only recently begun to develop and continues to rapidly evolve. Because this market is new, it is difficult to predict its potential size or future growth rate. Our products are used exclusively in storage area networks. Accordingly, widespread adoption of storage area networks as an integral part of data-intensive enterprise computing environments is critical to our future success. Most of the organizations that potentially may purchase our products from our OEM customers have invested substantial resources in their existing computing and data storage systems and, as a result, potential end users may be reluctant or slow to adopt a new approach like storage area networks. Storage area networks are often implemented in connection with the deployment of new storage systems and servers. Therefore, our future success is also substantially dependent on the market for new storage systems and servers. Furthermore, the ability of the different components used in a storage area network to function effectively, or interoperate, with each other when placed in a computing system has not yet been achieved on a widespread basis. Until greater interoperability is achieved, customers may be reluctant to deploy storage area networks. The speed at which customers adopt current and new products for storage area networks is highly unpredictable. The rate of adoption of storage area networks as an alternative to existing data storage and management systems will materially affect our quarterly and annual operating results and the success of our business. Our success in generating revenue in this emerging market will depend on, among other things, our ability to: educate potential OEM customers, distribution channel partners and end users about the benefits of storage area networks switch technology; maintain and enhance our relationships with OEM customers and channel partners; predict and base our products on standards which ultimately become industry standards; and predict and deliver new and innovative products demanded by the storage area marketplace.

OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE CHANGING NEEDS OF OUR CUSTOMERS.

Our future success depends upon our ability to address the rapidly evolving storage area networks market, including changes in relevant industry standards and the changing needs of our customers by developing and introducing high quality, technologically progressive and cost effective products, product enhancements and services on a timely basis. For example, the technology being deployed today in most storage area networks products is FC-AL or FC-SW, while the development of competing technologies such as Ethernet IP has been discussed by the technical community. If we are unable to design, develop and manufacture products that anticipate or incorporate new technologies that are used in storage area networks in a timely manner and efficiently utilize such new technologies in our product developments, the demand for our current products may decrease significantly, which would harm our operating results. In addition, our ability to develop, introduce, ship and support new products and product enhancements could materially affect our quarterly and annual operating results.

OUR OPERATING RESULTS MAY SUFFER BECAUSE THE COMPETITION IN THE STORAGE AREA NETWORKS MARKET IS INTENSE. WE ALSO FACE SIGNIFICANT COMPETITION FROM DATA NETWORKING COMPANIES AND ENTERPRISE SOFTWARE DEVELOPERS.

Competition in the storage area network market is intense. In addition, the adoption of new technology in our market will likely intensify the competition for improved storage area network products. New SAN products are being introduced by various server and storage providers as well as our current and future competitors, and existing products will be continually enhanced. We face competition primarily from other sellers of SAN hub and switch products, including but not limited to, Brocade, QLogic and Vixel, in the SAN switch market, and Vixel Corporation in the SAN hub market. Furthermore, although we currently offer products that are complimentary to SAN software products offered by companies such as Legato Systems, Inc, Computer Associates, BMC and Veritas Software Corporation, they and other enterprise software developers may in the future compete with us. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. Many of our current and potential competitors, in comparison to us, have: longer operating histories; greater name recognition; greater financial resources; larger customer bases; more established distribution channels; and significantly greater financial, technical, sales, marketing, manufacturing and other resources.

Moreover, our competitors may foresee the course of market developments more accurately and could in the future develop new technologies that compete with our products or even render our products obsolete. Increased competition could also result in pricing pressures, reduced sales, reduced margins, reduced market share or the failure of our products to achieve or sustain market acceptance. Competitive pressures, including competitive technology and pricing pressures, could materially adversely affect our quarterly and annual operating results. In addition, we have limited experience competing in the market for storage area network switch products as we only began selling our Capellix Fibre Channel switch products in September 1999 and our first 2Gb Slingshot Fibre Channel switch product became commercially available in May 2001.

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

We rely heavily on our intellectual property, and efforts to protect it may cause us to become involved in costly and lengthy litigation which would seriously harm our business. Although we are not currently involved in any intellectual property litigation, we may be a party to intellectual property litigation in the future either to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting litigation could subject us to significant liability for damages and could cause our proprietary rights to be invalidated. Litigation, regardless of the merits of the claim or outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation could also force us to do one or more of the following: stop using the challenged intellectual property or selling our products or services that incorporate it; obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which license may not be available on commercially reasonable terms, if at all; and redesign those products or services that are based on or incorporate the challenged intellectual property.

If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our products, our net revenues would be substantially reduced and we may be unable to sustain our business.

RISKS ASSOCIATED WITH MANUFACTURING OUR PRODUCTS

WE ARE DEPENDENT ON OUR MANUFACTURING RELATIONSHIP WITH SANMINA TO MANUFACTURE OUR STORAGE AREA NETWORK PRODUCTS. IF WE ARE UNABLE THROUGH OUR RELATIONSHIP WITH SANMINA, OR OTHERWISE, TO DEVELOP AND MAINTAIN MANUFACTURING CAPABILITIES THAT ENABLE US TO MEET OUR CUSTOMERS’ REQUIREMENTS, OUR BUSINESS AND PROSPECTS WILL BE MATERIALLY ADVERSELY AFFECTED.

We have limited internal manufacturing capabilities and have entered into a manufacturing relationship with Sanmina to manufacture our storage area networking products. Our ability to manufacture and deliver our products is dependent on our relationship with Sanmina and our ability to, together with Sanmina, develop manufacturing processes that will allow us to produce sufficient quantities of products at competitive prices. We only have limited means to internally manufacture our products and do not have alternate outsourcing relationships with other contract manufacturers that will enable us to meet our manufacturing requirements. Many of the potential manufacturers who could manufacture our products have existing relationships with our competitors or potential competitors and may be unwilling to enter into agreements with us. If our relationship with Sanmina, or any relationship we may enter in the future with other manufacturers, is impaired, this could prevent us from being able to deliver our products, damage our customer relationships and materially adversely affect our operating results and financial condition.

WE MAY EXPERIENCE DELAYS OR DISRUPTIONS IN MANUFACTURING OUR PRODUCTS WHICH COULD IMPAIR OUR ABILITY TO DELIVER OUR PRODUCTS TO CUSTOMERS.

Our business would be harmed if we fail to effectively manage the manufacture of our products. If Sanmina experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our customer relations, operating results, competitive position and reputation. We generally place orders with Sanmina at least two months prior to scheduled delivery of products to our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Sanmina or adequate quantities of components to meet our customers’ delivery requirements or we may accumulate excess inventories. In contrast, our usage of Sanmina’s facilities and our related capital expenditures assume a level of customer orders that we may not realize or, if we do realize, may not be sustained. Many of our manufacturing expenses are fixed, and if we do not receive anticipated levels of customer orders, our expected profit margin will decline and we may not be able to reduce our operating expenses quickly enough to prevent a decline in our operating results.

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

We depend upon a single source for each type of our application-specific integrated circuits and limited sources of supply for several key components, including, but not limited to, power supplies, chassis and optical transceivers. We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. Our only agreement for the supply of components of sole or limited sources is with LSI Logic for application specific integrated chips. We may not be able to enter into other agreements on commercially reasonable terms, if at all, with other providers of sole or limited source components. The failure to do so may adversely affect our ability to manufacture our products and harm our operating results. Qualifying a new component manufacturer and commencing volume production is expensive and time consuming and could significantly interrupt the supply of our products. If we are required or choose to change component manufacturers, we may damage our customer relationships, which could materially adversely affect our ability to sell our products. In addition, we rely on Sanmina to procure components required for the manufacture of our products. If for any reason these component manufacturers were to stop satisfying our needs without providing us or Sanmina with sufficient warning to procure an alternate source, our ability to manufacture and sell our products could be harmed. In addition, any failure by our component manufacturers to supply us or Sanmina with their products on a timely basis could result in late deliveries of our products to our customers. Our inability to meet our delivery deadlines could adversely affect our customer relationships and, in some instances, result in termination of these relationships or potentially subject us to litigation. Our ability to obtain sufficient supplies of components, including sole or limited source components, could materially adversely affect our quarterly and annual operating results.

DELAYS IN PRODUCT DEVELOPMENT COULD ADVERSELY AFFECT OUR BUSINESS.

We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on our business, quarterly and annual results of operations and financial condition. Prior delays have resulted from numerous factors, such as: changing OEM customer product specifications; difficulties in hiring and retaining necessary personnel; difficulties in reallocating engineering resources and other resource limitations; changing market or competitive product requirements; unanticipated engineering complexity; and undetected errors or failures in software and hardware.

Our operating results will be materially adversely affected if we fail to timely develop product enhancements, if we fail to introduce new products or if any new products or product enhancements that we develop and introduce are not broadly accepted. In addition, we must successfully manage the introduction of new or enhanced products to minimize disruption in our customers’ ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet our customers’ demands. As discussed above, our product development is also dependent upon obtaining product components, including components from sole or limited sources, in a timely manner.

BECAUSE WE ORDER COMPONENTS AND MATERIALS BASED ON ROLLING FORECASTS, WE MAY OVERESTIMATE OR UNDERESTIMATE OUR COMPONENT AND MATERIAL REQUIREMENTS, WHICH COULD INCREASE OUR COSTS AND THEREBY PREVENT US FROM MEETING CUSTOMER DEMAND AND MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. As a result, component requirement forecasts made by us or Sanmina may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. We are liable for materials that Sanmina purchases on our behalf that we do not use. Any of these occurrences would negatively impact our business and quarterly and annual operating results. In the past we have overestimated the demand for certain products which has resulted in inventory write-downs and reserves for excess and obsolete inventory. For example during fiscal 2002 we wrote off $1.7 million of inventory and increased our inventory reserves by $4.4 million and during fiscal 2001 we wrote off $2.5 million of inventory and increased our inventory reserves by $10.6 million.

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR NET REVENUES.

Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and we have found errors in existing products. In the future we may find errors in our existing, new or enhanced products. In addition, our products are usually integrated with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our or other vendors’ storage area networks products, could adversely affect sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relationship problems.

ADDITIONAL RISKS ASSOCIATED WITH OUR BUSINESS

IF WE ARE UNABLE TO HIRE, RETAIN AND INTEGRATE HIGHLY SKILLED MANAGERIAL, ENGINEERING, SALES, MARKETING, FINANCE AND OPERATIONS PERSONNEL, OUR BUSINESS MAY SUFFER. OUR REDUCTIONS IN FORCE IN 2001 AND 2002 MAY HURT OUR ABILITY TO RETAIN PERSONNEL WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

Our ability to successfully develop, market, sell and support our products depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, finance and operations, many of whom would be difficult to replace. The loss of the services of any of our key personnel could adversely affect our ability to implement our business plan. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing, finance and operations personnel, including executive officers. In addition, our products and services require a sophisticated selling effort targeted at several key people within a prospective customer’s organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. Competition for these people is intense, especially in the San Francisco Bay area where our operations are headquartered. In particular, in the past we have experienced difficulty in hiring and retaining qualified application-specific integrated circuits, software, system, test and customer support engineers and executive staff, and we may not be successful in attracting and retaining individuals to fill these positions. If we are unable to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified engineers and sales personnel, our ability to develop, introduce and sell our products could be harmed.

In March 2001, we implemented a reduction of force decreasing our headcount by 27 employees. In August 2001, we implemented a second reduction in force decreasing our headcount by 16 employees. In October 2001, we implemented a third reduction in force decreasing our headcount by a further 30 employees. In January 2002, we implemented a fourth reduction in force decreasing total headcount by 91 employees. In April 2002 and June 2002, we implemented further reductions in force decreasing total headcount by 33 employees. For the most part, each of the reductions in force were implemented on an across the board basis throughout our various departments. In the March 2001 reduction in force, 7 of the affected employees were terminated as a direct result of our decision to discontinue the Axxess product line. However, aside from the March 2001 reduction with respect to the Axxess product line, no reduction in force was targeted to a specific product line. The reductions in force may make it difficult for us to retain and recruit necessary personnel in the future. Since the beginning of 2001, our total headcount has declined from 234 employees to 47 employees as of the date of this filing. In addition, in fiscal 2002 in connection with our restructuring efforts several of our executive officers resigned, including our former CEO & President. If we are unable to retain the necessary personnel, by reason of the reductions in force and the departure of executive officers or otherwise, this would adversely affect our business.

WE ANTICIPATE THAT INTERNATIONAL SALES WILL CONTINUE TO BE AN IMPORTANT PART OF OUR BUSINESS STRATEGY AND WE FACE MANY RISKS ASSOCIATED WITHOUT INTERNATIONAL SALES ACTIVITIES, INCLUDING THE CLOSURE OF OUR INTERNATIONAL SALES OFFICES DURING FISCAL 2002.

During fiscal 2002, international sales were $6.2 million, or 28% of our total revenue. During fiscal 2001, 28% of our total revenue was derived from international sales activities, and during fiscal 2000, international sales represented 30% of our net revenues. In January 2002, we decided to close our foreign sales offices as means of reducing our operating expenses. Of the $6.2 million in fiscal 2002 foreign sourced net revenues, $4.3 million or 69% was derived from combined sales to HP and Compaq (which customers are managed on a global basis and, thus, may not be negatively impacted by the announced office closures). Nonetheless, our international sales will be limited if we cannot establish, maintain and expand relationships with international distributors, expand international sales channel management and develop relationships with international service providers. We may not be able to maintain or increase international market demand for our products, which could materially affect our quarterly and annual operating results. Our international operations are subject to a number of risks, including: multiple, protectionist, adverse and changing governmental laws and regulations; reduced or limited protections of intellectual property rights; potentially adverse tax consequences resulting from changes in tax laws; and political and economic instability.

To date, none of our international net revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. In the future, a portion of our international net revenues may be denominated in foreign currencies, which would subject us to risks associated with fluctuations in those foreign currencies.

OUR BUSINESS MAY BE HARMED BY PENDING CLASS ACTION LITIGATION.

On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., was filed against us, three former officers, and two underwriters in our initial public offering (IPO), in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 (the Securities Act) against all defendants, a violation of Section 15 of the Securities Act against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5, promulgated thereunder; collectively, the Exchange Act) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 19, 1999 and December 6, 2000 (the class period).

On June 25, 2001, a similar complaint, captioned Goldgrab v. Gadzoox Networks, Inc., et al., Civil Action No. 1-01-CV-5798, was filed against us, the individual defendants, and several of the IPO underwriters in the Southern District of New York. The complaint is substantially identical to the Cooper complaint, except in that it alleges violations of Section 10(b) of the Exchange Act of 1934 (and Rule 10b-5, promulgated there under) against all defendants, including us and the individual defendants. There have been additional lawsuits filed containing allegations substantially identical to those in the Cooper and Goldgrab complaints.

On May 8, 2002, plaintiffs filed a consolidated amended complaint. The allegations of the amended complaint focus on purported actions of our underwriters in our 1999 IPO. The plaintiffs claim that the underwriters solicited and received excessive commissions from investors in exchange for favorable allocations of IPO shares. The plaintiffs also claim that the underwriters entered into agreements with their customers whereby, in exchange for favorable allocations of shares in the offering, the customers would commit to purchase additional shares in the aftermarket at predetermined prices. The plaintiffs contend that we are liable under Section 11 of the Securities Act because our registration statement in the IPO did not disclose the purported actions by the underwriters. The amended complaint also brings claims under Section 10 (b) of the Exchange Act and Rule 10b-5 promulgated thereunder, contending that we and the individual defendants knew of, participated in or acted with reckless disregard to the alleged misconduct of the underwriters.

Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies. The lawsuits against us and all of these other related lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92, and are presently being overseen by Judge Shira A. Scheindlin. We believe we have meritorious defenses to these securities lawsuits and will defend the lawsuits vigorously. We do not believe that these matters will have material adverse affect on our results of operation or financial condition. However, litigation is subject to inherent uncertainties, and the disposition of the litigation could materially adversely affect our financial condition, results of operation and cash flows. The uncertainty associated with substantial unresolved litigation may also impair our relationships with existing customers and our ability to obtain new customers.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include: authorizing our board of directors to issue preferred stock without stockholder approval; providing for a classified board of directors with staggered, three-year terms; prohibiting cumulative voting in the election of directors; requiring super-majority voting to effect significant amendments to our certificate of incorporation and bylaws; limiting the ability of stockholders to call special meetings; prohibiting stockholder actions by written consent; and establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. From July 19, 1999 through June 20, 2002, the market price has ranged from a high of $97.13 per share to a low of $0.12 per share. Several factors could impact our stock price including, but not limited to: announcements concerning us, our competitors or customers; quarterly fluctuations in our operating results; introduction of new products or changes in product pricing policies by us or our competitors; conditions in the storage area network industry; changes in earnings estimates by industry analysts; or market conditions for high technology equities in general.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We maintain all of our cash in commercial bank demand deposit accounts and/or investments in highly liquid money market funds. We consider our money market investments to be cash equivalents. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate and, therefore, the carrying value of these investments approximates their fair value. As of March 31, 2002 and March 31, 2001, all of our investments were in cash and cash equivalents. See Note 1 of the Notes to the Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

***In accordance with Temporary Note 2T to Article 3 of Regulation S-X, this filing includes unaudited financial statements in lieu of audited financial statements for the year ended March 31, 2002 because the Company was unable to obtain from Arthur Andersen LLP a manually signed audit report in the timeframe agreed upon at the commencement of the annual audit engagement. No auditor has opined that the Company’s unaudited financial statements present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders’ equity of the Company for the year ended March 31, 2002 in accordance with generally accepted accounting principles. The report of independent public accountants included with these financial statements is a copy of a previously issued report by Arthur Andersen LLP relating to the Company’s financial statements for the years ended March 31, 2001 and 2000, and such report has not been reissued. The Company intends to provide the audited financial statements and a report of independent public accountants in an amended filing within 60 days of the date of this report.***

***In accordance with Temporary Note 2T to Article 3 of Regulation S-X, the report of independent public accountants included below is a copy of a previously issued report by Arthur Andersen LLP relating to the Company’s financial statements for the years ended March 31, 2001 and 2000, and such report has not been reissued.

In accordance with Securities Act Rule 437a, Arthur Andersen LLP’s consent has not been filed as an exhibit to this annual report. The Company was unable to obtain an updated written consent from Arthur Andersen LLP relating to this previously issued report, and the Company has been advised that it will be unable to obtain written consents in the future relating to the incorporation of this report into our previously filed Registration Statements.

Certain limitations on recovery by investors may exist as a result of the lack of consent by Arthur Andersen LLP.***

COPY OF PREVIOUSLY ISSUED
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Gadzoox Networks, Inc.

We have audited the accompanying balance sheets of Gadzoox Networks, Inc., a Delaware corporation, as of March 31, 2001 and 2000, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As explained in Note 1 to the financial statements, effective April 1, 2000, the Company changed its method of accounting for revenue recognition for sales to distributors.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California
June 29, 2001

GADZOOX NETWORKS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31,

	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,334	$10,939
Accounts receivable, net of allowance for doubtful accounts of $271 and $352 in 2002 and 2001, respectively	2,517	6,083
Inventories	2,215	10,626
Prepaid expenses and other current assets	428	961

Total current assets	11,494	28,609
Property and equipment, net	2,835	8,244
Other assets	409	795

	$14,738	$37,648

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of capital lease obligations	366	924
Accounts payable	2,626	6,176
Loan payable	1,563	0
Accrued restructuring costs	1,726	687
Compensation related accruals	700	1,331
Deferred revenues	680	3,161
Other accrued liabilities	2,083	4,545

Total current liabilities	9,744	16,824
Capital lease obligations, net of current portion	—	403
Senior Secured Convertible Debt	5,000	—

Total liabilities	14,744	17,227

Stockholders’ equity (deficit):
Common stock	236	142
Additional paid-in capital	179,589	153,003
Deferred compensation	(540)	(426)
Accumulated deficit	(179,291)	(132,298)

Total stockholders’ equity (deficit)	(6)	20,421

	$14,738	$37,648

The accompanying notes are an integral part of these financial statements.

GADZOOX NETWORKS, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED MARCH 31,

	2002	2001	2000

	(unaudited)
Net revenues	$21,820	$33,290	$47,931
Cost of revenues	12,065	27,768	26,257
Cost of revenues — inventory write-downs	4,972	4,424	—

Gross margin	4,783	1,098	21,674

Operating expenses:
Research and development	21,078	29,368	18,223
Sales and marketing	12,943	23,982	11,638
General and administrative	7,175	7,992	4,285
Amortization of acquired intangible assets	—	3,842	—
In-process research and development	—	4,900	—
Impairment of long lived assets	—	17,829	—
Write-down of abandoned long-lived assets	3,306	—	—
Restructuring and other expenses	5,747	2,513	—
Amortization of deferred compensation	903	547	1,156

Total operating expenses	51,152	90,973	35,302

Loss from operations	(46,369)	(89,875)	(13,628)
Other income (expense), net:
Interest income	223	2,593	4,002
Interest and other expense	(476)	(261)	(735)

Total other income (expense), net	(253)	2,332	3,267

Loss before cumulative effect of change in accounting principle	$(46,622)	$(87,543)	$(10,361)
Cumulative effect of change in accounting principle	—	(5,300)	—

Net loss	$(46,622)	$(92,843)	$(10,361)
Dividend related to common stock	(371)	—	—

Net Loss attributable to common shareholders	$(46,993)	$(92,843)	$(10,361)

Basic net loss per share before cumulative effect of change in accounting principle	$(1.25)	$(3.13)	$(0.53)
Cumulative effect of change in accounting principle	—	(0.19)	—

Basic net loss per share	$(1.25)	$(3.32)	$(0.53)

Weighted average shares used in computing basic net loss per share	37,743	28,006	19,731

Pro forma amounts with the change in accounting principle related to revenue applied retroactively (unaudited)
Net revenues	N/A	N/A	$39,823
Net loss	N/A	N/A	(13,169)
Basic net loss per share	N/A	N/A	(0.67)

For the year ended March 31, 2002, the amortization of deferred compensation amounts shown include $489 related to research and development, $218 related to sales and marketing, and $196 related to general and administrative expenses. In addition, included in the cost of revenues of $12,065 is $70 of reclassified amortization of deferred compensation. For the year ended March 31, 2001, the amortization of deferred compensation amounts shown include $316 related to research and development, $152 related to sales and marketing, and $79 related to general and administrative expenses. In addition, included in the cost of revenues of $27,768 is $61 of reclassified amortization of deferred compensation. For the year ended March 31, 2000, the amortization of deferred compensation amounts shown include $668 related to research and development, $321 related to sales and marketing, and $167 related to general and administrative expenses. In addition, included in the cost of revenues of $26,257 is $129 of reclassified amortization of deferred compensation.

The accompanying notes are an integral part of these financial statements.

GADZOOX NETWORKS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	CONVERTIBLE
	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
					PAID-IN
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL

BALANCE AT MARCH 31, 1999	13,907,399	$69	5,589,729	$28	$37,081
Issuance of common stock for cash, net of offering costs of $7,030	—	—	5,835,439	30	78,574
Amortization of deferred compensation	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	38,879	—	693
Conversion of warrant to common stock	—	—	44,370	—	—
Conversion of note payable to common stock	—	—	1,426,028	7	10,903
Conversion of preferred stock to common stock	(13,907,399)	(69)	13,907,399	69	—
Net loss	—	—	—	—	—

BALANCE AT MARCH 31, 2000	—	—	26,841,844	134	127,251
Issuance of common stock for cash	—	—	1,182,861	6	989
Acceleration of employee options	—	—	—	—	456
Amortization of deferred compensation	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	112,062	—	675
Issuance common stock for acquisition of SmartSAN	—	—	239,433	2	23,625
Issuance of warrant to acquire common stock	—	—	—	—	113
Reversal of deferred compensation related to cancellation of stock options	—	—	—	—	(106)
Net loss	—	—	—	—	—

BALANCE AT MARCH 31, 2001	—	—	28,376,200	142	153,003
Issuance of common stock for cash, net of offering costs of $1,118	—	—	18,750,531	94	25,324
Issuance of common stock for employee stock purchase plan	—	—	129,253	—	175
Deferred compensation	—	—	—	—	1,087
Amortization of deferred compensation	—	—	—	—	—
Net loss	—	—	—	—	—

BALANCE AT MARCH 31, 2002 (unaudited)	—	$—	47,255,984	$236	$179,589

[Additional columns below]

[Continued from above table, first column(s) repeated]

			TOTAL
	DEFERRED	ACCUMULATED	STOCKHOLDERS'
	COMPENSATION	DEFICIT	EQUITY

BALANCE AT MARCH 31, 1999	$(2,425)	$(29,094)	$5,659
Issuance of common stock for cash, net of offering costs of $7,030	—	—	78,604
Amortization of deferred compensation	1,285	—	1,285
Issuance of common stock for employee stock purchase plan	—	—	693
Conversion of warrant to common stock	—	—	—
Conversion of note payable to common stock	—	—	10,910
Conversion of preferred stock to common stock	—	—	—
Net loss	—	(10,361)	(10,361)

BALANCE AT MARCH 31, 2000	(1,140)	(39,455)	86,790
Issuance of common stock for cash	—	—	995
Acceleration of employee options	—	—	456
Amortization of deferred compensation	608	—	608
Issuance of common stock for employee stock purchase plan	—	—	675
Issuance common stock for acquisition of SmartSAN	—	—	23,627
Issuance of warrant to acquire common stock	—	—	113
Reversal of deferred compensation related to cancellation of stock options	106	—	—
Net loss	—	(92,843)	(92,843)

BALANCE AT MARCH 31, 2001	(426)	(132,298)	20,421
Issuance of common stock for cash, net of offering costs of $1,118	—	—	25,418
Issuance of common stock for employee stock purchase plan	—	—	175
Deferred compensation	(1,087)	—	—
Amortization of deferred compensation	973	—	973
Net loss	—	(46,993)	(46,993)

BALANCE AT MARCH 31, 2002 (unaudited)	$(540)	$(179,291)	$(6)

The accompanying notes are an integral part of these financial statements.

GADZOOX NETWORKS, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED MARCH 31,

	2002	2001	2000

	(unaudited)
Cash flows from operating activities:
Net loss	$(46,993)	$(92,843)	$(10,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment for change in accounting principle	—	5,300	—
Depreciation and amortization	4,310	3,668	2,599
Amortization of deferred compensation	973	608	1,285
Change in allowance for doubtful accounts	(81)	172	450
Change in inventory reserve	3,553	8,115	—
Amortization of acquired intangible assets	—	3,842	—
Write-down/impairment of long-lived assets	3,306	17,829	—
Write-off of in-process research and development	—	4,900	—
Non-cash restructuring and impairment charges	1,391	1,529	—
Non-cash stock compensation	—	456	—
Changes in current assets and liabilities, net of acquisition:
Accounts receivable	3,647	7,482	(8,600)
Inventories	4,858	(12,075)	(1,359)
Prepaid expenses and other assets	444	138	(2,201)
Accounts payable and accrued liabilities	(6,643)	(169)	4,598
Deferred revenue	(2,481)	—	—

Net cash used in operating activities	(33,716)	(51,048)	(13,589)

Cash flows from investing activities:
Purchases of property and equipment	(2,470)	(5,286)	(2,771)
Proceeds from sale of short term investments	—	39,767	—
Purchase of short term investments	—	(9,148)	(30,619)
Purchase of long term investments	—	(1,000)	—
Net cash used in SmartSAN acquisition	—	(1,167)	—
Cash used for long term deposits	387	(46)	—

Net cash provided by (used in) investing activities	(2,083)	23,120	(33,390)

Cash flows from financing activities:
Proceeds from convertible debt	5,000	—	—
Repayment of notes payable	—	(3,555)	(371)
Repayment of capital lease obligations	(962)	(1,543)	(1,318)
Loans to officers	—	(535)	—
Proceeds from issuance of common stock, net	25,593	1,670	79,296
Proceeds from loan payable	4,542	—	—
Payments on loan payable	(2,979)	—	—

Net cash (used in) provided by financing activities	31,194	(3,963)	77,607

Net (decrease) increase in cash and cash equivalents	(4,605)	(31,891)	30,628
Cash and cash equivalents at beginning of year	10,939	42,830	12,202

Cash and cash equivalents at end of year	$6,334	$10,939	$42,830

Supplemental cash flow information:
Cash paid for interest	$140	$261	$274

Property and equipment acquired under capital lease obligations	$—	$—	$1,770

Conversion of preferred stock into common stock	$—	$—	$34,129

Conversion of convertible notes to common stock	$—	$—	$10,910

Issuance of common stock for the acquisition of SmartSAN	$—	$23,635	$—

Issuance of warrant for common stock	$—	$113	$—

The accompanying notes are an integral part of these financial statements.

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002
(unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Gadzoox Networks, Inc. (Gadzoox or the Company), formerly Gadzoox Microsystems, Inc., was incorporated in the state of California on April 2, 1992 and was reincorporated in Delaware on January 6, 1998.

The Company is a provider of hardware and software products that enable the creation of networks made up of computers and data storage devices which have become known as storage area networks, or SANs. The Company’s SAN products are based on Fibre Channel technology, a highly reliable, gigabit interconnect technology that enables rapid exchange of large amounts of data among workstations, mainframes, servers and data storage systems. Fibre Channel technology is the prevailing technology used for switches, hubs storage systems, storage devices and adaptor products in the SAN market today.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include inventory reserves, allowance for doubtful accounts, and income tax valuation allowances.

Cash and Cash Equivalents and Short-Term Investments

The Company maintains all of its cash in commercial bank demand deposit accounts and/or invests in highly liquid money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate and, therefore, the carrying value of these investments approximates their fair value.

Concentration of Credit Risk

As of March 31, 2002, financial instruments that potentially subject the Company to concentration of credit risk consist principally of bank deposits and trade accounts receivable. The Company places its cash and cash equivalents in checking and money market accounts in high credit quality financial institutions. The Company’s trade accounts receivable are derived primarily from sales to OEMs and distributors located primarily in the U.S. who are generally large, well established companies. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Customers that account for greater than 10% of trade accounts receivable are as follows:

	MARCH 31,

	2002	2001

	(unaudited)
Company A	71%	33%
Company B	16%	35%

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. It is possible that estimates of net realizable value can change in the near future. The components of inventory are as follows (in thousands):

	MARCH 31,

	2002	2001

	(unaudited)
Raw materials	$805	$5,157
Work-in-process	—	26
Finished goods	1,410	5,443

Total	$2,215	$10,626

Property and Equipment

Property and equipment are stated at cost, and depreciation and amortization are provided using the straight-line method based upon the estimated useful lives of the related assets as follows:

Computer and laboratory equipment	3 years
Software	3 to 5 years
Furniture and equipment	5 years
Leasehold Improvement	over the shorter of the remaining lease term or the estimated useful life of the improvement

The components of property and equipment are as follows (in thousands):

	MARCH 31,

	2002	2001

	(unaudited)
Computer and laboratory equipment	$9,704	$8,700
Software	4,240	3,407
Furniture and equipment	4,429	3,945
Leasehold improvements	1,260	1,111

	19,633	17,163
Accumulated depreciation and amortization	(16,798)	(8,919)

Property and equipment, net	$2,835	$8,244

Depreciation and amortization expense of $4.3 million, $3.7 million, and $2.6 million, was recognized during the fiscal years ended March 31, 2002, 2001, and 2000, respectively. Included in property and equipment are assets acquired under capital lease obligations with an original cost of $5.1 million, as of March 31, 2002 and 2001, respectively. Related accumulated amortization of these leased assets was $4.8 million and $4.0 million as of March 31, 2002 and 2001, respectively.

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

Impairment of Long-Lived Assets

The Company assesses the realizable value of long-lived and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. The realizable value of intangible assets, including goodwill, is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact of recent business combinations. The analyses involve a significant level of management judgment in order to evaluate the ability of the Company to perform within projections (See Note 9).

Revenue Recognition

Revenues consist of sales to OEMs and distributors. Revenues from sales to OEMs are recognized upon shipment from the Company. The Company provides for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. The Company’s terms of sale to its customers do not include any formal customer acceptance provisions or installation requirements.

As of April 1, 2000, the Company changed its accounting method for recognizing revenue net of appropriate reserves for sales returns when merchandise is shipped to distributors, to recognizing revenue when the product is shipped by the distributors to end users. According to the management of the Company, this change was made as it better recognizes the substance of demand for its products due to changes in the marketplace during the year ended March 31, 2001, and will accordingly better focus the Company on, and allow investors to better understand end user demand trends for its products. The cumulative effect of this change in accounting principle for the year ended March 31, 2001 was a charge of $5.3 million or $0.19 per basic share.

Warranty

The Company warrants its products against defects in materials and workmanship for one to three year periods. The estimated cost of warranty obligations is recognized at the time of revenue recognition.

Comprehensive Income (Loss)

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and presentation of comprehensive income and its components. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. The Company had no such transactions that were material to the financial statements for the periods ended March 31, 2002, 2001, and 2000. For each of these years, comprehensive loss approximated the net loss.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	MARCH 31,

	2002	2001

	(unaudited)
Purchase commitments	1,063	1,655
Accrued warranty costs	25	266
Sales return reserve	—	315
Accrued professional fees	129	525
Accrued marketing expenses	138	569
Other accrued liabilities	728	1,215

Total	$2,083	$4,545

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

Stock-Based Compensation

The Company complies with SFAS No. 123, Accounting for Stock-Based Compensation. This standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) to account for stock-based compensation arrangements. Companies that elect to employ the valuation method provided in APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25, and accordingly, it has included the pro forma disclosures required under SFAS No. 123 in Note 7.

Software Development Costs

Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established, in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed. To date, the Company’s software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.

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

Net Loss Per Share

Historical net loss per share has been calculated under SFAS No. 128, Earnings Per Share. Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of the convertible debenture, preferred stock, stock options, and warrants are antidilutive. The total number of shares excluded from diluted loss per share relating to these securities was 20,204,807; 4,724,751; and 20,256,699 for fiscal 2002, 2001, and 2000 respectively. The following table presents the calculation of basic net loss per common share (in thousands, except per share data):

	YEAR ENDED MARCH 31,

	2002	2001	2000

	(unaudited)
Net loss	$(46,993)	$(92,843)	$(10,361)

Basic:
Weighted average shares of common stock outstanding	37,743	28,006	19,930
Less: Weighted average shares subject to repurchase	—	—	(199)

Weighted average shares used in computing basic net loss per common share	37,743	28,006	19,731

Basic net loss per common share	$(1.25)	$(3.32)	$(0.53)

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

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

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. SFAS 142 will have no affect on the Company’s financial statements in that all goodwill and intangible assets have been written off due to impairment during 2001.

In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 138 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not currently hold any derivative instruments and does not currently engage in any material hedging activities, management believes that the application of SFAS No. 138 will not have a material impact on the Company’s financial position or results of operations.

2. COMMITMENTS AND CONTINGENCIES

Lease Agreements

During the year ended March 31, 2000 and 1999, the Company acquired certain equipment under capital leases. Additionally, the Company leases two facilities under non-cancelable operating leases, which expire between November 2007 and July 2008. Future minimum lease payments under all capital and operating lease agreements as of March 31, 2002 (unaudited) are as follows (in thousands):

	CAPITAL	OPERATING
YEAR ENDED MARCH 31,	LEASES	LEASES

2003	408	2,741
2004	—	2,790
2005	—	2,842
2006	—	2,895
2007	—	2,951
2008 and thereafter	—	2,838

	408	$17,057

Less amounts representing interest (Weighted average interest rate of 7.50%)	(42)

Present value of minimum lease payments (all current)	$366

Rent expense under non-cancelable operating lease agreements for the years ended March 31, 2002, 2001, and 2000 was $2.0 million, $1.9 million, and $1.1 million, respectively. See also footnote 9 for discussion of restructuring rent expense.

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

Legal Proceedings

On June 6, 2001, a putative securities class action, captioned Cooper v. Gadzoox Networks, Inc., et al., was filed against the Company, three former officers, and two underwriters in the Company’s initial public offering (IPO), in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 (the Securities Act) against all defendants, a violation of Section 15 of the Securities Act against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5, promulgated there under; collectively, the Exchange Act) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 19, 1999 and December 6, 2000 (the class period).

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

On May 8,2002, plaintiffs filed a consolidated amended complaint. The allegations of the amended complaint focus on purported actions of the Company’s underwriters in its 1999 IPO. The plaintiffs claim that the underwriters solicited and received excessive commissions from investors in exchange for favorable allocations of IPO shares. The plaintiffs also claim that the underwriters entered into agreements with their customers whereby, in exchange for favorable allocations of shares in the offering, the customers would commit to purchase additional shares in the aftermarket at pre-determined prices. The complaints filed against the Company, however, do not contain any particular allegations of any specific tie-in agreement or excessive commission received in connection with the offering specifically. The plaintiffs contend that the Company is liable under Section 11 of the Securities Act because its registration statement in the IPO did not disclose the purported actions by the underwriters. Two of the complaints also bring claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, contending that the Company knew of, participated in or acted with reckless disregard to the alleged misconduct of the underwriters.

Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies. The lawsuits against the Company and all of these other related lawsuits have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92, and are presently being overseen by Judge Shira A. Scheindlin. As of June 20, 2002, no schedule has been established regarding the lawsuits against the Company. The Company believes it has meritorious defenses to these securities lawsuits and will defend the lawsuits vigorously.

3. LOAN PAYABLE — ACCOUNTS RECEIVABLE FINANCING

In September 2001, the Company entered into a one year accounts receivable financing agreement with Pacific Business Funding (PBF), a division of Cupertino National Bank, which provides the Company with a line of credit for up to $5.0 million based on eligible accounts receivable. The amount of eligible accounts receivable is based on an advance formula whereby the Company can borrow an amount equivalent to not more than 80 percent of all accounts receivable that are less than 90 days old. The financing rate is set at an annual percentage rate of 9.5% on the average daily balance outstanding under the receivables financing agreement, plus 1/2% of the face amount of each invoice. At March 31, 2002, the amount outstanding under the receivables financing agreement was $1.6 million and is presented on the accompanying Condensed Balance Sheet as a Loan Payable.

In connection with the accounts receivable financing agreement, the Company issued to the lender a warrant to purchase 71,942 shares of its common stock at a price of $1.39 per share. The warrants are immediately exercisable, are nonforfeitable, and expire five years from the date of grant.

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

4. SENIOR SECURED CONVERTIBLE DEBT

On January 23, 2002, the Company entered into a 2.5% Senior Secured Convertible Debenture with Berg & Berg Enterprises, LLC, a California limited liability company, pursuant to which the Company borrowed the principle sum of $5.0 million from Berg & Berg. The debenture bears interest at the rate of 2.5% per annum, compounded quarterly. The principle and accrued interest under the debenture shall become due on January 23, 2005. The funds received under the debenture will be used for working capital in the ordinary course of the Company’s business.

According to the terms of the debenture, Berg & Berg has the option to convert the principle amount outstanding under such debenture into shares of the Company’s common stock at the conversion price of $0.759 per share. Accordingly, the maximum number of shares of common stock issuable upon conversion of the proposed indebtedness under the debenture is 6,587,615 shares.

5. ACQUISITION OF SMARTSAN SYSTEMS, INC.

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

Fair value of common stock issued and options assumed	$23,625
Merger and other related costs paid in cash	1,169

Total consideration	$24,794

The fair value of the Company’s common stock was determined using the average closing market price over several days on either side of the acquisition announcement on March 2, 2000. The fair value of the SmartSAN options assumed was estimated using the Black-Scholes pricing model and assumptions consistent with those used to value options issued to employees in accordance with the consensus reached by the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) in EITF Issue 90-9 Changes to Fixed Employee Stock Option Plan as a result of Equity Restructuring.

The allocation of the total consideration to the fair value of acquired assets and liabilities assumed is as follows (in thousands):

Fair value of net assets acquired and liabilities assumed	$(778)
Acquired intangibles	20,672
In-process research and development	4,900

$24,794

At the time of the acquisition, the Company allocated $4.9 million of the purchase price to in-process research and development products. This amount represented 20% of the purchase price. This allocation represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

At the acquisition date, SmartSAN was conducting design, development, engineering and testing activities associated with the development of next-generation Geminix products: SDM3000, RDM4000, and DDM5000, valued at $0.8 million, $1.1 million, and $3.0 million, respectively.

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

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

At the acquisition date, the technologies under development were approximately 80% (SDM3000), 65% (RDM4000) and 25% (DDM5000) complete, based on engineering man-month data and technological progress. SmartSAN had spent $700,000 on the in-process projects, and expected to spend $2.5 million to complete all phases of the R&D projects. Anticipated completion dates ranged from 2 months for the SDM3000 to 12 months for the DDM5000, at which times the Company expected to begin benefiting, and generating cash flows, from the developed technologies.

In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable projects, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects.

The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 40% to 45% were used in the analysis. These discount rates were commensurate with the projects’ stage of development and the uncertainties in the economic estimates described above.

Other acquired intangible assets, including goodwill, developed technology and other intangible assets of $20.7 million were being amortized over their estimated useful lives of five years on a straight-line basis. Accordingly, for the three and nine months ended December 31, 2000, the Company amortized respectively, $1.0 million and $3.1 million of goodwill and intangible assets.

The amount allocated to developed technology was $4.4 million. The developed technology consists of the SR2001/SDM2001 platforms. Both are based on the same hardware platform and have the same estimated remaining life. SR2001 is a family of Fibre to SCSI Subnet Domain Managers that provide high-performance data routing between Fibre Channel SANs and SCSI devices with advanced management features and the SmartCafe graphical user interface. SR2001 is primarily a proof of concept evaluation vehicle. The SR2001 contains a 64-bit RISC processor, which enables it to provide sophisticated management of the storage resources in the subnet beneath it. Such management features are essential to meeting the business needs for data availability, data integrity, and data security, and to realizing the full benefit potential of SAN technology. The SDM2001 Subnet Domain Manager is based on the same hardware platform as the SR2001, but adds a sophisticated suite of subnet management software.

The Company acquired SmartSAN with the intent that SmartSAN would provide the Company with a full range of products to address the storage area networking market including hubs and switches, which the Company was already selling, and IP routers which SmartSAN was in the process of developing. Subsequent to the acquisition, the Company realized that it could not effectively compete in the IP Router market without significant additional investment in new products and other financial support. As a result, in March 2001, the Company changed its product strategy and refocused its efforts exclusively on the higher margin Fibre Channel fabric switch market. Consequently, the product lines and technologies acquired in the SmartSAN acquisition were abandoned because they did not support open fabric switch technology. At this time, the former SmartSAN products were estimated to be 100% (SDM3000), 65% (RDM4000) and 25% (DDM5000) complete.

As a result of the abandonment of the related product lines and technologies, management determined that, based on an updated analysis of the SmartSAN acquisition, remaining goodwill and intangible assets totaling $16.8 million had become impaired and were written off in the fourth quarter of fiscal 2001.

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

6. COMMON STOCK

Private Placements

In May 2001, the Company sold 5.6 million shares of its common stock in a private placement transaction and received net proceeds from this sale of $14.5 million. The registration rights agreement that the Company entered into with its May 2001 investors contain provisions requiring the Company to pay penalties unless a registration statement covering the resale of these shares was declared effective by the SEC no later than 90 days after the Company’s sale of the common stock to the investors. The Company filed a registration statement covering the resale of these shares on July 9, 2001 and the SEC declared this registration statement effective on November 9, 2001. As a result of the delay in having the registration statement declared effective by the SEC, the Company incurred $370,000 in penalties as of October 23, 2001 (the last relevant penalty assessment date). The $370,000 in penalties was paid out in November 2001 to investors and is recorded as a dividend related to common stock and shown on the Condensed Statement of Operations in determining the Net Loss attributable to common stockholders.

In August 2001, the Company sold 5.0 million shares of its common stock in a private placement transaction and received net proceeds from this sale of $7.3 million.

On January 23, 2002, the Company sold 7,825,000 shares of its common stock in a private placement transaction at a per share purchase price of $0.50, resulting in gross proceeds to the Company of $3.9 million.

The proceeds received from the sale of the shares will be used for working capital purposes.

Equity Line

On October 17, 2001, the Company entered into an amended and restated equity line financing agreement with Societe Generale, a bank organized under the laws of France, which provided the Company the right to sell to Societe Generale up to $20 million worth of shares of its common stock on a private placement basis on the terms and subject to the conditions set forth in the equity line agreement. However, the terms of the equity line agreement prohibits the Company from delivering a draw down notice if the Company’s common stock traded below $1.00 for a period of 30 consecutive trading days. As of the close of market on January 15, 2002, the number of consecutive trading days the closing sales price of the common stock as reported by The Nasdaq National Market had been below the $1.00 threshold had reached 30 days and the Company can no longer deliver a draw down notice to Societe Generale under the equity line. Furthermore, because the Company had not sold any common stock to Societe General under the equity line prior to the termination of its ability to deliver a draw down notice, as of January 15, 2002, a $300,000 fee has become due and payable to Societe Generale, which represents the minimum commitment fee payable to Societe General under the equity line agreement.

Warrants

In March 2001, the Company entered into an amendment agreement for a leased facility. In connection with the amendment, the Company issued to the landlord a warrant to purchase 50,000 shares of its common stock at a price of $3.00 per share. The warrants are immediately exercisable, are nonforfeitable and expire three years from the date of grant.

In connection with the May 2001 equity financing transaction, the Company issued a warrant to purchase 168,000 shares of common stock to a financial advisor for their assistance in the investor search. The warrants are immediately exercisable at $4.14 per share, are nonforfeitable, and expire three years from the date of grant.

In connection with the September 2001 accounts receivable financing transaction, the Company issued to the lender a warrant to purchase 71,942 shares of its common stock at a price of $1.39 per share. The warrants are immediately exercisable, are nonforfeitable, and expire five years from the date of grant.

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

7. STOCK OPTIONS

The Company under the various stock option plans (the Plans) discussed below, grants stock options for shares of common stock to employees, directors and consultants. In accordance with the Plans, unless specifically approved by the Board of Directors on an exception basis, all incentive and non-statutory stock option grants must be at prices of at least 100% to 85%, respectively, of the fair value of the stock on the date of the grant, as determined by the Board of Directors. The options are exercisable as determined by the Board of Directors. Generally, stock options granted vest ratably on a monthly basis over a four-year period. However, as part of efforts to retain valuable employees in the wake of the reductions in staff that have taken place beginning in March of 2001, stock options granted subsequent to November 2001 have vested on a monthly basis over six to twelve month periods. The options expire upon the earlier of ten years from the date of grant or ninety days following termination of employment. Stock purchase rights granted under the Plan must be exercised within ninety days from the date of grant. Shares purchased pursuant to the grant of a stock purchase right shall be subject to repurchase, and the repurchase option shall lapse at a minimum rate of 20% per year.

1999 Employee Stock Purchase Plan

In May 1999, the Board of Directors approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan allows eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock. A total of 150,000 shares of common stock were reserved for issuance under the Stock Purchase Plan. Initially, the Stock Purchase Plan called for an automatic annual increase in the number of Common Stock shares reserved for issuance as the lesser of: (i) 250,000 shares, (ii) 1.0% of the outstanding shares of the Company, or (iii) a lesser amount determined by the Board of Directors. However, in June, 2001, the Board approved an amendment to the Stock Purchase Plan, which was approved by stockholders in September 2001, whereby the number of shares reserved for issuance will automatically increase at the start of each fiscal year by the lesser of (a) 750,000 shares, (b) 1.5 % of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. Accordingly, in April 2002, April 2001 and April 2000, an additional 708,840 shares, 250,000 shares, and 250,000 respectively, were added to the Stock Purchase Plan. During fiscal 2002, 2001 and 2000, 129,253 shares, 112,044 and 38,897 shares, respectively, were issued through employee stock purchases under the Stock Purchase Plan.

1993 Stock Option Plan

In May 1999, the Board of Directors approved and adopted an Amended and Restated 1993 Stock Option Plan (the 1993 Plan). The maximum number of shares available for sale under the 1993 Plan was increased effective April, 2002 to 13,840,883 shares. Beginning in the year ended March 31, 2001, the number of shares reserved for issuance under the Plan is subject to an annual increase to be added on the first day of the Company’s fiscal year, equal to the lesser of (a) 1,500,000 shares, (b) 1.5% of the outstanding shares on such date, or (c) a lesser amount determined by the Board of Directors. Accordingly on April 1, 2002, April 1, 2001 and April 1, 2000, 1,500,000, 1,418,791 and 1,342,092 additional shares, respectively, were added to the 1993 plan. Additionally in April 2000, the Board of Directors authorized an increase in the number of shares reserved for issuance under the amended Plan by 1,400,000 shares and in October 2000, the stockholders of the Company approved this increase.

2000 Non-Statutory Stock Option Plan

In June 2000, the Board of Directors approved and adopted the 2000 Non-Statutory Stock Option Plan (the NSO Plan). The number of shares reserved for issuance under this Plan was 1,600,000. In August 2000 and October 2000, the Board approved an additional 700,000 and 1,000,000 shares, respectively, for issuance under this Plan. In April 2001 and February 2002, the Board approved an additional 3,000,000 and 4,500,00 shares, respectively, for issuance under this Plan.

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

1999 Director Stock Option Plan

In May 1999, the Board of Directors approved the adoption of the 1999 Director Stock Option Plan (the Director Plan). The Director Plan was approved by the stockholders in June, 1999. The Director Plan was amended as approved by the stockholders in September, 2001. The amended Director Plan provides for the automatic grant of an option to purchase 70,000 shares of common stock to each non-employee director on the later of the date of adoption of the Director Plan or the date on which such person first becomes a director (the Initial Grant). After the Initial Grant, the non-employee director will receive an automatic annual grant of 30,000 shares of common stock. The Initial Grant vests on a monthly basis over 36 months. Subsequent grants vest monthly over 12 months. All shares granted under the Director Plan expire upon the earlier of three years after the date of grant, or the resignation of the director from the Board of Directors. During the year ended March 31, 2000, a total of 50,000 shares of common stock were reserved for issuance under the Director Plan. Initially, the number of shares reserved for issuance under the Director Plan was subject to annual increases on the first day of the Company’s fiscal year, beginning in 2001, sufficient to bring the number of shares available for future issuance to 50,000 shares. However, the amendment approved by stockholders in September 2001, augmented the annual increase in shares reserved for future issuance to 350,000 shares. Accordingly, in April 2002, April 2001 and April 2000, an additional 121,980, 12,500 and 25,000 shares, respectively, were allocated to the Director Plan.

SMARTSAN 1998 Stock Option Plan

In April 2000, in connection with the acquisition of SmartSAN Systems, Inc., (SmartSAN), the Company assumed the SmartSAN 1998 Equity Incentive Plan (the SmartSAN Plan). Only former employees of SmartSAN that became employees of the Company upon the closing of the merger with the Company are eligible to participate in the SmartSAN Plan. The Company reserved a total of 108,376 shares of Common Stock for issuance under the Plan. No additional shares may be reserved thereunder.

At March 31, 2002 (unaudited), shares of common stock under the Plans were reserved for future issuances as follows:

1999 Employee Stock Purchase Plan	369,806
1993 Stock Option Plan:
Outstanding options and rights	5,740,544
Reserved for future grants	957,225
2000 Non-Statutory Stock Option Plan:
Outstanding options and rights	7,466,986
Reserved for future grants	3,297,263
1999 Director Stock Option Plan:
Outstanding options and rights	117,500
Reserved for future grants	228,020
SmartSAN 1998 Equity Incentive Plan:
Outstanding options and rights	2,220

18,179,564

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

A summary of transactions under the Plans is as follows:

		OUTSTANDING OPTIONS AND RIGHTS

	SHARES		WEIGHTED-
	AVAILABLE	NUMBER	AVERAGE
	FOR GRANT	OF SHARES	EXERCISE PRICE

Balance at March 31, 1999	741,478	4,529,692	$0.969
Authorized	550,000	—	—
Granted	(1,403,050)	1,403,050	$33.145
Cancelled	163,420	(163,420)	$10.798
Exercised	—	(1,810,439)	0.64

Balance at March 31, 2000	51,848	3,958,883	$11.902
Authorized	6,175,468	—	—
Granted	(6,804,326)	6,804,326	$9.542
Cancelled	2,266,055	(2,266,055)	$15.436
Exercised	—	(1,182,861)	$0.877
Expired	(59,834)	—	—

Balance at March 31, 2001	1,629,211	7,314,293	$10.467
Authorized	9,268,791	—	—
Granted at market price	(8,272,440)	8,272,440	$1.373
Granted at a discounted price	(2,945,000)	2,945,000	$0.253
Cancelled	4,834,097	(4,834,097)	$6.389
Exercised	—	(370,386)	$1.047
Expired	(32,151)	—	—

Balance at March 31, 2002 (unaudited)	4,482,508	13,327,250	$4.177

The following table summarizes the stock options outstanding and exercisable at March 31, 2002 (unaudited):

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE

		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
RANGE OF		CONTRACTUAL	EXERCISE		EXERCISE
EXERCISE PRICE	NUMBER	LIFE	PRICE	NUMBER	PRICE

		(IN YEARS)
$ 0.075 - $ 0.075	142,333	3.97	$0.075	142,333	$0.075
$ 0.250 - $ 0.250	2,721,599	9.72	$0.250	1,359,099	$0.250
$ 0.270 - $ 0.500	374,625	8.63	$0.377	139,625	$0.283
$ 0.630 - $ 0.630	2,758,594	9.72	$0.630	0	$0.000
$ 0.670 - $ 1.590	663,089	7.90	$1.156	179,380	$1.070
$ 1.760 - $ 1.760	2,603,444	9.08	$1.760	687,868	$1.760
$ 1.875 - $ 4.125	2,051,500	8.39	$3.688	923,530	$3.597
$ 4.563 - $23.625	1,423,596	8.25	$11.538	774,859	$11.416
$28.625 - $44.250	515,398	7.87	$37.468	297,936	$37.327
$60.750 - $60.750	73,072	7.57	$60.750	51,748	$60.750

$ 0.075 - $60.750	13,327,250	8.97	$4.177	4,556,378	$6.195

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

Valuation of Stock Options

The Company applies the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans (See Note 2). Had compensation costs for the Company’s stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amount indicated below:

	YEAR ENDED MARCH 31,

	2002	2001	2000

	(unaudited)
	(IN THOUSANDS EXCEPT LOSS PER SHARE)
Net loss:
As reported	$(46,993)	$(92,843)	$(10,361)
Pro forma	$(59,185)	$(108,471)	$(14,219)
Basic net loss per share:
As reported	$(1.25)	$(3.32)	$(0.53)
Pro forma	$(1.57)	$(3.87)	$(0.72)

The fair value of each stock option grant on the date of grant and the fair value of the shares granted under the Purchase Plan were estimated using the Black-Scholes option pricing model with the following average assumptions:

	YEAR ENDED MARCH 31,

	2002		2001	2000

	(unaudited)
Volatility	137.1%		147.0%	214.5%
Risk-free interest rate	4.52	%(1)	4.57% - 6.60%	5.27% - 6.66%
Dividend yield	—		—	—
Expected lives	0.50		4.00	4.18
Weighted average fair value of options granted at market	$0.97		$9.56	$10.63
Weighted average fair value of options granted at a discount	$0.46		—	—

(1)	Due to the relatively large number of discrete grants that have been awarded since the Company’s stock has been publicly traded, for 2002, the risk-free interest rate was calculated for all options granted collectively, rather than by individual grant date.

The pro forma effect on net loss for the years ended March 31, 2002, 2001, and 2000 are not representative of the pro forma effect on net loss in future years for the following reasons: (i) the number of future shares to be issued under these plans is unknown, and (ii) the assumptions do not take into consideration pro forma compensation expense related to grants made prior to January 1, 1995.

Deferred Compensation

In connection with the grant of stock options to employees during the year ended March 31, 1999, the Company recorded deferred compensation within stockholders’ equity of $3.0 million for stock options prior to its initial public offering in July 1999. This represents the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. The remaining deferred compensation at March 31, 2002 of $76,000 is being amortized to compensation expense and will be fully amortized by the quarter ended June 30, 2002.

In December 2001, in an effort to provide added incentive and retention of valuable employees, the Company granted options to purchase 5.8 million shares of common stock to all employees (including executives) that were expected to remain with the Company after the January 2002 reduction in force. Fifty percent of the 5.8 million shares were granted at the fair market value of the common stock at the date of grant. The other fifty percent of the 5.8 million shares were granted at prices below the market closing price on the date of grant and will vest to employees over a six month period from December 17, 2001 through June 17, 2002. The difference between the fair market value of the common stock and the option exercise price at the date of grant of $1.1 million was recorded as deferred compensation in stockholders’ equity on the Condensed Balance Sheet at December 31, 2001. In January, while there was a

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

net reduction in force of staff of 100 employees, 4 employees were hired in key areas and were awarded stock options both at the fair market value as well as at a discount, respectively, from the closing price on the dates of their grant. The deferred compensation generated by the discounted priced stock options of these January 2002 hired employees will be amortized through July, 2002. The net amount of deferred compensation subject to amortization at March 31, 2002 was $465,000.

The table below provides the break down of the amortization of deferred compensation to both Cost of Sales and Operating Expense for the years ended March 31, 2002, 2001 and 2000 (in thousands).

	Years Ended March 31,

	2002	2001	2000

	(unaudited)
Cost of Sales	$70	$61	$129

Operating Expenses:
Research and Development	489	316	668
Sales and Marketing	218	152	321
General and Administrative	196	79	167

Operating Expense Sub-total	$903	$547	$1,156

Total Amortization	$973	$608	$1,285

8. SALES TO SIGNIFICANT CUSTOMERS AND SEGMENT INFORMATION

During the year ended March 31, 2000, the Company adopted SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information which requires a new basis for determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, the development, manufacture, marketing and sales of hubs, switches and managed storage systems for storage area networks. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (CODM), as defined by SFAS 131. The CODM allocates resources and assesses the performance of Gadzoox based on revenues and overall profitability.

Revenues are attributed to geographic areas based on the location of the customer to which product is shipped. Domestic revenues include sales to certain OEM customers who may then distribute to their international customers. To date, service revenues have not been significant.

Individual customers that accounted for more that 10% of net revenues are as follows:

	YEAR ENDED
	MARCH 31,

	2002	2001	2000

	(unaudited)
Customer A	41%	33%	17%
Customer B	36%	42%	29%
Customer C	—	—	33%
Customer D	—	—	12%

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

Net revenues by geographic area are as follows:

	YEAR ENDED
	MARCH 31,

	2002	2001	2000

	(unaudited)
North America (principally the United States)	72%	72%	70%
Germany	10%	16%	12%
Europe (excluding Germany)	13%	9%	7%
Asia	5%	3%	11%

Total	100%	100%	100%

Identifiable assets located outside the United States were not material at March 31, 2002, 2001, and 2000.

9. RESTRUCTURING AND IMPAIRMENT CHARGES

In March 2001, the Company recorded $2.5 million in restructuring charges, including $687,000 related to the anticipated costs to the Company of the vacant building opened adjacent to the corporate headquarters building and an additional $17.8 million relating to the impairment of long lived assets. These charges reflect the Company’s plan, announced in the fourth quarter, to focus more resources on the development of open-fabric switch technology products, and to streamline operations and reduce overall costs. This plan primarily resulted in the termination and abandonment of the Axxess and Geminix product lines, reduction of head count, and the implementation of a plan to consolidate all San Jose, California operations into one building.

In March 2001, the Company made the decision to terminate and abandon the Axxess product line. As a result, the Company incurred $300,000 of severance costs relating to the termination of 27 employees, and incurred a further write down of $1.5 million of other assets associated with the Axxess product line, including property and equipment with no alternate use and licenses related to software used in the Axxess product line. This impairment charge included a $1.0 million prepaid royalty fee relating to a software license agreement that the Company and DataCore Software Corporation (DataCore) entered into in 1999. Under the terms of this license agreement, DataCore and the Company had agreed to work collaboratively to develop products to address both the hardware and software needs of storage area networks. The Company intended to integrate DataCore’s software with the Axxess hardware and software products that were under development at the time. Pursuant to the software license agreement, the Company paid DataCore an upfront loyalty fee of $1.0 million during 1999 and 2000. In connection with the termination of the Axxess product line, the Company decided to write-off the entire $1.0 million prepaid royalty fee. In addition, the Company expensed an additional $700,000 relating to future cash outlays that are expected to be incurred from exiting lease agreements for office space that will no longer be used as a result of the restructuring and consolidation into its one main facility. The Company anticipates payment of this amount in six equal monthly payments commencing April 2001.

The Geminix product line was acquired with the acquisition of SmartSAN (see Note 4). With the termination and abandonment of the Geminix product line, the Company was not going to generate any future cash flows and had no future alternative use for the intangible assets and other assets acquired that related to the Geminix product line. Based on a value of $0 assigned by the Company to the SmartSAN assets, using the discounted cash flow method, the Company expensed the unamortized acquired intangible assets of SmartSAN, totaling $16.8 million, in March 2001.

In May 2000, the Company purchased 49,164 shares of Series C Preferred Stock of DataCore for an aggregate purchase price of $999,504. In its Series C Preferred Stock round of financing, DataCore sold an aggregate of 1,750,000 shares of Series C Preferred Stock to approximately 30 investors at a purchase price of $20.33 per share for aggregate purchase price consideration of $35,577,500. The Series C Preferred Stock were voting securities and were convertible into common stock of DataCore. The Company owns less than one percent of DataCore’s voting stock on an as converted to common stock basis. At the time of the investment, management initially recorded its financial investment in DataCore based on the purchase price of the shares. The Company’s investment in DataCore was not contingent upon any other contractual arrangement with DataCore nor has the Company invested in any affiliate of DataCore. In March 2001, management determined the fair value of the existing equity investment in DataCore to be $0. As a result of the impact of the current economic environment on DataCore’s valuation and management’s view that the change in valuation was less than temporary, the Company wrote down its investment to management’s estimate of its fair value. As a result, the Company recognized an impairment charge of $1.0 million in March 2001.

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

During fiscal 2002, in response to new challenges in the business environment management approved, adopted and began to implement a restructuring program in an effort to reduce operating expenses. In August 2001, the Company reduced its headcount by 16 employees, or 7% of its work force, and paid $300,000 in severance costs in the quarter ended September 30, 2001. These costs were included in research and development, sales and marketing and general and administrative expenses. In October 2001, the Company reduced its headcount by a further 30 employees, or 15% of its work force, and paid $700,000 in severance and other personnel related costs. The $700,000 of severance and other personnel costs paid were included in restructuring charges in the period ended December 31, 2001.

In the quarter ended December 31, 2001, the Company recorded $3.0 million of restructuring charges associated with the Company’s restructuring plan to reduce operating expenses in response to expected reduced short term demand for the Company’s products. The restructuring charges include $2.3 million related to anticipated lease expenses associated with the shutdown of the Company’s Irvine, California satellite engineering office, the shutdown of all overseas sales offices, and costs associated with a vacant office building in San Jose, California, which the Company has been trying to sub-lease for the past year. These facility charges are net of estimated sublease income that the Company expects to generate from the vacated facilities.

The December 2001 restructuring plan also included an additional 54% reduction in overall headcount which was completed in January 2002 and consisted of 91 employees. During the March 2002 quarter, the Company recorded additional restructuring expenses of $2.7 million for severance and personnel related costs in connection with the January 2002 reduction in force. Additionally, in the March 2002 quarter, the Company wrote-down $3.3 million of abandoned excess computer and engineering lab equipment, capitalized software and leasehold improvements for vacated office space which is separately identified on the Company’s Statements of Operations.

The following table summarizes the Company’s restructuring activities for the years ended March 31, 2001 and 2002 (in thousands):

		Excess	Other
	Severance	Facilities	Assets	Total

Accrued restructuring balance at March 31, 2000	$—	$—	$—	$—

Restructuring charges	297	687	1,529	2,513
Non-cash charges	—	—	(1,529)	(1,529)
Amounts paid	(297)	—	—	(297)

Accrued restructuring balance at March 31, 2001	—	687	—	687

Restructuring charges	3,417	2,330	—	5,747
Non-cash charges	—	(397)	—	(397)
Amounts paid	(3,197)	(1,114)	—	(4,311)

Accrued restructuring balance at March 31, 2002 (unaudited)	$220	$1,506	$—	$1,726

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

10. RELATED PARTY TRANSACTIONS

During the year ended March 31, 2001, the Company extended loans in the form of promissory notes to two executive officers totaling $535,000 to assist them in their housing costs in California. The notes bore interest at rates of 6.0% and 6.3%, and the principal amounts plus interest, were to be forgiven over two and four year periods, subject to certain conditions included in the terms of the notes. As a result of the restructuring activities of the Company in October 2001 and January 2002, both executives left the employment of the Company. A total of $410,000 of the combined loan balance was forgiven — $232,000 as part of the provisions of the notes and another $178,000 as part of the severance agreement of one of the two executives. The balance of the notes were repaid.

11. INCOME TAXES

Due to the Company’s loss position, there was no provision for income taxes for the years ended March 31, 2002, 2001 and 2000.

The components of the net deferred tax asset at March 31, 2002 and 2001 were as follows (in thousands):

	2002	2001

	(unaudited)
Net operating loss carryforwards	$57,883	$39,433
Cumulative book to tax differences	10,578	7,475
Tax credit carryforwards	5,129	5,911

	73,590	52,819
Valuation allowance	(73,590)	(52,819)

	$—	$—

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the variability of operating results.

As of March 31, 2002 the Company had net cumulative operating loss carryforwards for federal and state income tax reporting purposes of $159 million and $42 million, respectively. The Company also had federal and state research and development tax credit carryforwards of $3.1 million and $2.0 million, respectively. The net cumulative operating loss and credit carryforwards will expire at various dates beginning in the years 2002 through 2022, if not utilized. Utilization of net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

12. SUBSEQUENT EVENTS

Restructuring

In April and June of 2002 in response to new challenges in the business environment, the Company reduced its headcount by 33 employees. Restructuring costs for the quarter ended June 30, 2002, associated with the payment of severance and other personnel related costs are expected to be approximately $1.0 million.

Termination of Engagement of Independent Auditors

The Company’s Audit Committee of the Board of Directors annually considers and recommends to the Board of Directors the selection of the Company’s independent public accountants. As recommended by the Audit Committee, on June 11, 2002, the Board of Directors decided to terminate the engagement of Arthur Andersen LLP as its independent auditors.

The reports of Arthur Andersen LLP on the Company’s financial statements for the fiscal years ended March 31, 2000 and March 31, 2001 contained no adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits performed by Arthur Andersen LLP for fiscal 2000 and 2001 and during the period from April 1, 2001 through June 11, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement(s) in its reports.

Termination of Capital Leases

On May 23, 2002, the Company made a negotiated final payment of $30,000, released its deposit to the equipment lessor and returned the equipment under the capital lease in order to terminate all future capital lease obligations as outlined in Note 2 above.

GADZOOX NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
MARCH 31, 2002
(unaudited)

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth the unaudited consolidated statement of operations data for each of the eight quarterly periods ended March 31, 2002. The unaudited consolidated information has been prepared on a basis consistent with the audited consolidated financial statements, reflecting all normal recurring adjustments that are considered necessary for a fair presentation of the financial position. The quarterly information is as follows (in thousands):

	QUARTER ENDED (UNAUDITED)

	JUN 30,	SEP 30,	DEC 31,	MAR 31,	JUN 30,	SEP 30,	DEC 31,	MAR 31,
	2000	2000	2000	2001	2001	2001	2001	2002

CONSOLIDATED STATEMENT OF OPERATIONS
Net sales	$10,858	$8,051	$7,937	$6,444	$6,572	$5,067	$5,087	$5,094
Cost of revenues	5,461	13,702	4,490	4,115	3,506	2,761	2,885	2,913
Cost of revenues — inventory valuation charges				4,424				4,972

Gross profit (loss)	5,397	(5,651)	3,447	(2,095)	3,066	2,306	2,202	(2,791)

Operating expenses:
Research and development	5,519	8,641	5,836	9,372	6,626	6,109	4,932	3,411
Sales and marketing	5,727	5,989	6,497	5,769	4,190	3,424	3,212	2,117
General and administrative	1,484	2,344	1,885	2,279	1,661	1,918	2,025	1,571
In-process research and development	4,900	—	—	—	—	—	—	—
Amortization of acquired intangible assets	1,048	1,048	1,048	698	—	—	—	—
Impairment of long lived assets	—	—	—	17,829	—	—	—	—
Write-down of abandoned long lived assets	—	—	—	—	—	—	—	3,306
Restructuring and other expenses	—	—	—	2,513	—	—	3,007	2,740
Amortization of deferred compensation	168	169	163	47	78	78	163	584

Total operating expenses	18,846	18,191	15,429	38,507	12,555	11,529	13,339	13,729

Loss from operations	(13,449)	(23,842)	(11,982)	(40,602)	(9,489)	(9,223)	(11,137)	(16,520)
Interest and other income (expense), net	885	710	521	216	102	69	1	(425)

Loss before cumulative effect of change in accounting principle	(12,564)	(23,132)	(11,461)	(40,386)	(9,387)	(9,154)	(11,136)	(16,945)
Cumulative effect of change in accounting principle	(5,300)	—	—	—	—	—	—	—

Net loss	$(17,864)	$(23,132)	$(11,461)	$(40,386)	$(9,387)	$(9,154)	$(11,136)	$(16,945)
Dividend related to common stock	—	—	—	—	—	(331)	(40)	—

Net loss attributable to common shareholders	$(17,864)	$(23,132)	$(11,461)	$(40,386)	$(9,387)	$(9,485)	$(11,176)	$(16,945)

Net loss per basic share before cumulative effect of change in accounting principle	$(0.46)	$(0.83)	$(0.41)	$(1.42)	$(0.30)	$(0.26)	$(0.28)	$(0.37)
Cumulative effect of change in accounting principle	(0.20)	—	—	—	—	—	—	—

Net loss per basic share	$(0.66)	$(0.83)	$(0.41)	$(1.42)	$(0.30)	$(0.26)	$(0.28)	$(0.37)

Shares used in computing loss per share	27,125	27,782	27,889	28,411	30,818	35,916	39,295	45,217

GADZOOX NETWORKS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT
	BEGINNING	CHARGED TO COSTS		BALANCE AT
DESCRIPTION	OF PERIOD	AND EXPENSES	DEDUCTIONS	END OF PERIOD

Year ended March 31, 2000
Allowance for returns and doubtful accounts	$150,000	$463,667	$13,667	$600,000
Year ended March 31, 2001
Allowance for returns and doubtful accounts	$600,000	$172,000	$420,000	$352,000
Year ended March 31, 2002 (unaudited)
Allowance for returns and doubtful accounts	$352,000	$383,000	$464,000	$271,000
Year ended March 31, 2001
Restructuring reserve	$—	$2,513,000	$1,826,000	$687,000
Year ended March 31, 2002 (unaudited)
Restructuring reserve	$687,000	$5,747,000	$4,708,000	$1,726,000
Inventory:
Year ended March, 31, 2000
Inventory reserves	$150,000	$150,000	$150,000	$150,000
Year ended March 31, 2001
Inventory reserves	$150,000	$10,600,000	$2,485,000	$8,265,000
Year ended March 31, 2002 (unaudited)
Inventory reserves	$8,265,000	$4,439,000	$1,675,000	$11,029,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee of our Board of Directors annually considers and recommends to the Board of Directors the selection of our independent public accountants. As recommended by our Audit Committee, on June 11, 2002, our Board of Directors decided to terminate the engagement of Arthur Andersen LLP as our independent auditors.

The reports of Arthur Andersen LLP on our financial statements for our fiscal years ended March 31, 2000 and March 31, 2001 contained no adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits performed by Arthur Andersen LLP for fiscal 2000 and 2001 and during the period from April 1, 2001 through June 11, 2002, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement(s) in its reports, and there have been no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K.

We have provided a copy of the above disclosures to Arthur Andersen LLP and have requested that Arthur Andersen LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, when received, will be filed as an appendix to the Form 8-K filed by us on June 18, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our directors is incorporated by reference from Election of Directors — Directors and Nominees in our Proxy Statement for our 2002 Annual Meeting of Stockholders. The required information concerning our executive officers is contained in the section entitled Executive Officers of the Registrant in Part I of this Form 10-K. The required information concerning Section 16 reporting is also incorporated by reference in our Proxy Statement for our 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading Executive Compensation and Other Matters.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading Security Ownership of Certain Beneficial Owners and Management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading Certain Relationships and Related Transactions.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

(1)  Financial Statements:

*** In accordance with Temporary Note 2T to Article 3 of Regulation S-X, this filing includes unaudited financial statements in lieu of audited financial statements for the year ended March 31, 2002 because the Company was unable to obtain from Arthur Andersen LLP a manually signed audit report in the timeframe agreed upon at the commencement of the annual audit engagement. No auditor has opined that the Company’s unaudited financial statements present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders’ equity of the Company for the year ended March 31, 2002 in accordance with generally accepted accounting principles. The report of independent public accountants included with these financial statements is a copy of a previously issued report by Arthur Andersen LLP relating to the Company’s financial statements for the years ended March 31, 2001 and 2000, and such report has not been reissued. The Company intends to provide the audited financial statements and a report of independent public accountants in an amended filing within 60 days of the date of this report.***

Copy of a Previously Issued Report of Independent Public Accountants
Balance Sheets as of March 31, 2002 (unaudited) and 2001
Statements of Operations for the years ended March 31, 2002 (unaudited), 2001 and 2000
Statements of Stockholders’ Equity for the years ended March 31, 2002 (unaudited), 2001 and 2000
Statements of Cash Flows for the years ended March 31, 2002 (unaudited), 2001 and 2000
Notes to Financial Statements (unaudited)

(2)  Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2002 (unaudited), March 31, 2001 and March 31, 2000 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements and Notes thereto.

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

(3)  Exhibits:

NUMBER	DESCRIPTION OF DOCUMENT

3.1(a)	Amended and Restated Certificate of Incorporation
3.2(a)	Amended and Restated Bylaws
4.1(a)	Specimen Common Stock Certificate
4.2(b)	Amended and Restated 1993 Stock Plan and form of agreements thereunder
4.3(c)	1999 Employee Stock Purchase Plan and form of agreements thereunder
4.4(d)	Amendment to the 1999 Employee Stock Purchase Plan
4.5(e)	1999 Director Option Plan and form of agreement thereunder
4.6(d)	Amendment to the 1999 Employee Stock Purchase Plan
4.7(f)	2000 Nonstatutory Stock Option Plan and form of agreements thereunder
4.8(g)	Amendment to the 2000 Nonstatutory Stock Option Plan
4.9(h)	Registration Rights Agreement between Gadzoox and purchasers of Gadzoox common stock dated May 25, 2001
4.10(j)	Registration Rights Agreement between Gadzoox and purchasers of Gadzoox common stock dated August 30, 2001
4.11(k)	Registration Rights Agreement, dated as of January 23, 2002, by and among Gadzoox and the investors identified on the signature pages thereto
4.12(l)	Registration Rights Agreement, dated as of January 23, 2002, by and between Gadzoox and Berg & Berg Enterprises, LLC
4.13(l)	2.5% Senior Secured Convertible Debenture, dated as of January 23, 2002, by and between Gadzoox and Berg & Berg Enterprises, LLC
4.14(l)	Security Agreement, dated as of January 23, 2002, by and between Gadzoox and Berg & Berg Enterprises, LLC
4.15(m)	Agreement and Warrant to purchase common stock issued to Mission West Properties, L.P. II dated March 23, 2001
4.16(m)	Agreement and Warrant to purchase common stock issued to Shoreline Pacific Equity dated May 25, 2001
4.17(n)	Agreement and Warrant to purchase common stock issued to Pacific Business Funding, a division of Cupertino National Bank, dated September 28, 2001
10.1(a)	Agreement for electronic manufacturing services between Gadzoox and Sanmina Corporation dated December 29, 1998
10.2(a)	Compaq Computer Corporation Purchase Agreement — JIT Program, entered into as of June 13, 1997, by Compaq Computer Corporation and Gadzoox
10.3(i)	Terms of Engagement between LSI Logic Corporation and Gadzoox dated December 20, 2000
10.4(o)	Lease Agreement and Lease Amendment #1 between Gadzoox and Mission West Properties, L.P. II dated August 13, 1998 and December 31, 1998, respectively
10.5(o)	Lease Amendment #2 between Gadzoox and Mission West Properties, L.P. II dated April 21, 2000
10.6(h)	Lease Amendment Agreement #3 between Gadzoox and Mission West Properties, L.P. II dated as of March 23, 2001
10.7(n)	Accounts Receivable Financing Agreement between Gadzoox and Pacific Business Funding, a division of Cupertino National Bank, dated September 28, 2001
10.8(a)	Form of Indemnification Agreement between Gadzoox and each of its directors and officers
10.9	Employment, Change of Control and Severance Agreement between Gadzoox and Steve Dalton dated as of May 30, 2002
10.10	Employment, Change of Control and Severance Agreement between Gadzoox and Barbara Velline dated as of June 1, 2002

NUMBER	DESCRIPTION OF DOCUMENT

10.11	Severance Agreement between Gadzoox and Michael Parides effective as of May 30, 2002
10.12	Severance Agreement between Gadzoox and David Eichler effective as of March 31, 2002
10.13	Severance Agreement between Gadzoox and Wayne Rickard effective as of January 31, 2002
10.14	Severance Agreement between Gadzoox and Ronald G. vonTrapp effective as of October 4, 2001
10.15	Severance Agreement between Gadzoox and Clark Foy effective as of January 25, 2002
10.16	Severance Agreement between Gadzoox and Erik Ottem effective as of June 25, 2002
10.17	Severance Agreement between Gadzoox and William Hubbard effective as of August 31, 2001
10.18	Severance Agreement between Gadzoox and Eddie Streeter effective as of April 5, 2002
10.19	Severance Agreement between Gadzoox and Ed Turner effective as of December 31, 2001
10.20	Severance Agreement between Gadzoox and Kristin Strout effective as of May 21, 2002
18.1(h)	Letter regarding change in accounting principles
24.1(p)	Power of Attorney

(a)	Incorporated by reference from Gadzoox’s Registration Statement on Form S-1 (Reg. No. 333-78029), as amended.

(b)	Incorporated by reference to Exhibit 4.1 of Gadzoox’s Registration Statement on Form S-8 dated January 11, 2000 (Reg. No. 333-94377).

(c)	Incorporated by reference to Exhibit 4.2 of Gadzoox’s Registration Statement on Form S-8 dated January 11, 2000 (Reg. No. 333-94377).

(d)	Incorporated by reference from Gadzoox’s Proxy Statement on Form DEF-14A filed on July 27, 2001.

(e)	Incorporated by reference to Exhibit 4.3 of Gadzoox’s Registration Statement on Form S-8 dated January 11, 2000 (Reg. No. 333-94377).

(f)	Incorporated by reference to Exhibit 4.4 of Gadzoox’s Registration Statement on Form S-8 dated October 5, 2000 (Reg. No. 333-47362).

(g)	Incorporated by reference to Exhibit 4.2 of Gadzoox’s Registration Statement on Form S-8 dated February 7, 2002 (File No. 333-82338).

(h)	Incorporated by reference from Gadzoox’s Annual Report for the year ended March 31, 2001 on Form 10-K filed on June 29, 2001.

(i)	Incorporated by reference from Gadzoox’s Annual Report for the year ended March 31, 2001 on Form 10-K/A filed on October 26, 2001.

(j)	Incorporated by reference from Gadzoox’s Current Report on Form 8-K filed on September 6, 2001.

(k)	Incorporated by reference from Gadzoox’s Current Report on Form 8-K filed on January 31, 2002 (relating to the sale of shares of common stock).

(l)	Incorporated by reference from Gadzoox’s Current Report on Form 8-K filed on January 31, 2002 (relating to the sale of convertible debenture).

(m)	Incorporated by reference from Gadzoox’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

(n)	Incorporated by reference from Gadzoox’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

(o)	Incorporated by reference from Gadzoox’s Annual Report for the year ended March 31, 2000 on Form 10-K filed on June 29, 2000.

(p)	Incorporated by reference to the signature page of this Annual Report for the year ended March 31, 2002 on Form 10-K filed on July 1, 2002.

(b)	Reports on Form 8-K

(1)	We filed a Current Report on Form 8-K dated May 28, 2002 (Item 5. Other Events — announcing our anticipated delisting notification from Nasdaq).

(2)	We filed a Current Report on Form 8-K dated May 30, 2002 (Item 5. Other Events — announcing our appointment of a new CEO and President and Board members).

(3)	We filed a Current Report on Form 8-K dated June 11, 2002 (Item 4. Changes in Registrant’s Certifying Accountant - announcing our termination of the engagement of Arthur Andersen as our independent auditors).

(4)	We filed a Current Report on Form 8-K dated June 25, 2002 (Item 5. Other Events — announcing our updated guidance for the first quarter of fiscal 2003).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GADZOOX NETWORKS, INC

By:	/s/ STEPHEN DALTON

Stephen Dalton President and Chief Executive Officer (Principal Executive Officer)

Dated: July 1, 2002

POWER OF ATTORNEY: KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen Dalton, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ STEPHEN DALTON Stephen Dalton	President, Chief Executive Officer and Director (Principal Executive Officer)	July 1, 2002

/s/ BARBARA VELLINE* Barbara Velline	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 1, 2002

/s/ ROBERT KUHLING* Robert Kuhling	Director	July 1, 2002

/s/ STEVEN WEST* Steven West	Director	July 1, 2002

/s/ SYLVIA SUMMERS* Sylvia Summers	Director	July 1, 2002

/s/ GARY KENNEDY* Gary Kennedy	Director	July 1, 2002

*By: /s/ STEPHEN DALTON		July 1, 2002

Stephen Dalton Attorney-in-fact

EXHIBIT INDEX

NUMBER	DESCRIPTION OF DOCUMENT

3.1(a)	Amended and Restated Certificate of Incorporation
3.2(a)	Amended and Restated Bylaws
4.1(a)	Specimen Common Stock Certificate
4.2(b)	Amended and Restated 1993 Stock Plan and form of agreements thereunder
4.3(c)	1999 Employee Stock Purchase Plan and form of agreements thereunder
4.4(d)	Amendment to the 1999 Employee Stock Purchase Plan
4.5(e)	1999 Director Option Plan and form of agreement thereunder
4.6(d)	Amendment to the 1999 Employee Stock Purchase Plan
4.7(f)	2000 Nonstatutory Stock Option Plan and form of agreements thereunder
4.8(g)	Amendment to the 2000 Nonstatutory Stock Option Plan
4.9(h)	Registration Rights Agreement between Gadzoox and purchasers of Gadzoox common stock dated May 25, 2001
4.10(j)	Registration Rights Agreement between Gadzoox and purchasers of Gadzoox common stock dated August 30, 2001
4.11(k)	Registration Rights Agreement, dated as of January 23, 2002, by and among Gadzoox and the investors identified on the signature pages thereto
4.12(l)	Registration Rights Agreement, dated as of January 23, 2002, by and between Gadzoox and Berg & Berg Enterprises, LLC
4.13(l)	2.5% Senior Secured Convertible Debenture, dated as of January 23, 2002, by and between Gadzoox and Berg & Berg Enterprises, LLC
4.14(l)	Security Agreement, dated as of January 23, 2002, by and between Gadzoox and Berg & Berg Enterprises, LLC
4.15(m)	Agreement and Warrant to purchase common stock issued to Mission West Properties, L.P. II dated March 23, 2001
4.16(m)	Agreement and Warrant to purchase common stock issued to Shoreline Pacific Equity dated May 25, 2001
4.17(n)	Agreement and Warrant to purchase common stock issued to Pacific Business Funding, a division of Cupertino National Bank, dated September 28, 2001
10.1(a)	Agreement for electronic manufacturing services between Gadzoox and Sanmina Corporation dated December 29, 1998
10.2(a)	Compaq Computer Corporation Purchase Agreement — JIT Program, entered into as of June 13, 1997, by Compaq Computer Corporation and Gadzoox
10.3(i)	Terms of Engagement between LSI Logic Corporation and Gadzoox dated December 20, 2000
10.4(o)	Lease Agreement and Lease Amendment #1 between Gadzoox and Mission West Properties, L.P. II dated August 13, 1998 and December 31, 1998, respectively
10.5(o)	Lease Amendment #2 between Gadzoox and Mission West Properties, L.P. II dated April 21, 2000
10.6(h)	Lease Amendment Agreement #3 between Gadzoox and Mission West Properties, L.P. II dated as of March 23, 2001
10.7(n)	Accounts Receivable Financing Agreement between Gadzoox and Pacific Business Funding, a division of Cupertino National Bank, dated September 28, 2001
10.8(a)	Form of Indemnification Agreement between Gadzoox and each of its directors and officers
10.9	Employment, Change of Control and Severance Agreement between Gadzoox and Steve Dalton dated as of May 30, 2002
10.10	Employment, Change of Control and Severance Agreement between Gadzoox and Barbara Velline dated as of June 1, 2002

NUMBER	DESCRIPTION OF DOCUMENT

10.11	Severance Agreement between Gadzoox and Michael Parides effective as of May 30, 2002
10.12	Severance Agreement between Gadzoox and David Eichler effective as of March 31, 2002
10.13	Severance Agreement between Gadzoox and Wayne Rickard effective as of January 31, 2002
10.14	Severance Agreement between Gadzoox and Ronald G. vonTrapp effective as of October 4, 2001
10.15	Severance Agreement between Gadzoox and Clark Foy effective as of January 25, 2002
10.16	Severance Agreement between Gadzoox and Erik Ottem effective as of June 25, 2002
10.17	Severance Agreement between Gadzoox and William Hubbard effective as of August 31, 2001
10.18	Severance Agreement between Gadzoox and Eddie Streeter effective as of April 5, 2002
10.19	Severance Agreement between Gadzoox and Ed Turner effective as of December 31, 2001
10.20	Severance Agreement between Gadzoox and Kristin Strout effective as of May 21, 2002
18.1(h)	Letter regarding change in accounting principles
24.1(p)	Power of Attorney

(a)	Incorporated by reference from Gadzoox’s Registration Statement on Form S-1 (Reg. No. 333-78029), as amended.

(b)	Incorporated by reference to Exhibit 4.1 of Gadzoox’s Registration Statement on Form S-8 dated January 11, 2000 (Reg. No. 333-94377).

(c)	Incorporated by reference to Exhibit 4.2 of Gadzoox’s Registration Statement on Form S-8 dated January 11, 2000 (Reg. No. 333-94377).

(d)	Incorporated by reference from Gadzoox’s Proxy Statement on Form DEF-14A filed on July 27, 2001.

(e)	Incorporated by reference to Exhibit 4.3 of Gadzoox’s Registration Statement on Form S-8 dated January 11, 2000 (Reg. No. 333-94377).

(f)	Incorporated by reference to Exhibit 4.4 of Gadzoox’s Registration Statement on Form S-8 dated October 5, 2000 (Reg. No. 333-47362).

(g)	Incorporated by reference to Exhibit 4.2 of Gadzoox’s Registration Statement on Form S-8 dated February 7, 2002 (File No. 333-82338).

(h)	Incorporated by reference from Gadzoox’s Annual Report for the year ended March 31, 2001 on Form 10-K filed on June 29, 2001.

(i)	Incorporated by reference from Gadzoox’s Annual Report for the year ended March 31, 2001 on Form 10-K/A filed on October 26, 2001.

(j)	Incorporated by reference from Gadzoox’s Current Report on Form 8-K filed on September 6, 2001.

(k)	Incorporated by reference from Gadzoox’s Current Report on Form 8-K filed on January 31, 2002 (relating to the sale of shares of common stock).

(l)	Incorporated by reference from Gadzoox’s Current Report on Form 8-K filed on January 31, 2002 (relating to the sale of convertible debenture).

(m)	Incorporated by reference from Gadzoox’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

(n)	Incorporated by reference from Gadzoox’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

(o)	Incorporated by reference from Gadzoox’s Annual Report for the year ended March 31, 2000 on Form 10-K filed on June 29, 2000.

(p)	Incorporated by reference to the signature page of this Annual Report for the year ended March 31, 2002 on Form 10-K filed on July 1, 2002.