Form 10-K/A
period 2002-03-31
GADZOOX NETWORKS INC
filed 2002-07-29
CIK 1084722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

     Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $6,146,909 as of June 26, 2002, based upon the closing price on The Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s common stock on June 26, 2002 was 47,283,920 shares.

     This report on Form 10-K/A (Amendment No. 1) is being filed to disclose those items previously omitted from Part III of the Annual Report on Form 10-K filed by Gadzoox Networks, Inc. on July 1, 2002 in compliance with General Instruction G(3) to Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers and members of our board of directors as of July 26, 2002:

Name	Age	Position	Since

Stephen Dalton	43	President, Chief Executive Officer and Director	2002
Barbara Velline	37	Vice President, Finance and Chief Financial Officer	2002
Gary Kennedy	56	Director	2002
Robert Kuhling	53	Director	1996
Sylvia Summers	49	Director	2001
Steven West	47	Director	2001

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

     Gary Kennedy has served as a director of the Company since May 2002. Mr. Kennedy has been a managing partner of Silutions Technology Inc., an advisory and investment firm with special focus on high technology, since 1998. He currently serves on the board of MosChip Inc. and has served on the boards of several high-tech companies over the past 17 years. In addition, Mr. Kennedy served as President/CEO and Board member of Orbit Semiconductor, Inc. from 1985 until 1998. Mr. Kennedy holds a B.S. degree from the University of San Francisco.

     Robert Kuhling has served as a director of the Company since 1996. Mr. Kuhling has been a general partner of venture capital funds managed by ONSET Ventures since 1987. He is a director of Curon Medical, Inc., a company which develops medical products, as well as several private companies. Mr. Kuhling holds an M.B.A. from Harvard University and an A.B. in economics from Hamilton College.

     Sylvia Summers has served as a director of the Company since 2001. From 2001 to 2002, Ms. Summers served as CEO of Silvan Networks. From 2000 to 2001, Ms. Summers served as a Group Vice President of Cisco Systems, Inc., a network equipment company. From 1997 to 1999, Ms. Summers served as a Business Unit Vice President and General Manager for Storage Technology, Inc. From 1993 to 1997, Ms. Summers served in various positions at Group Bull, an IT services company, most recently serving as a Business Unit Vice President and General Manager. Ms. Summers holds a B.S. from France, an electrical engineering degree from the Ecole Polytechnique Feminine, an M.S.E.E. from the University of California Berkeley and an M.B.A from the executive program of Thomson CSF.

     Steven West has served as a director of the Company since 2001. Mr. West has been COO of nCube since 2001. From 1999 to 2000, Mr. West served as the President and Chief Executive Officer of Entera, Inc., an internet content delivery technologies company. From January 1999 to August 1999, Mr. West was the President of the Services Business Unit at Electronic Data Systems Corporation (“EDS”), a technology services company. From 1996 to 1999, Mr. West served as President and Chief Executive Officer of Hitachi Data Systems, a joint venture computer hardware services company owned by Hitachi, Ltd. and EDS. From 1984 to 1996, Mr. West served in various positions at EDS, most recently serving as President of EDS’s Infotainment Business Unit. Mr. West is a director of Cisco Systems, Inc., a network equipment company. Mr. West holds a B.A.S. from Sienna Heights College.

     As a result of our restructuring during fiscal 2002 and continuing in fiscal 2003, many of our executive officers are no longer employed by us. Some of these former executives include Michael Parides, President, and Chief Executive Officer; David Eichler, Vice President of Finance and Chief Financial Officer; Wayne Rickard, Senior Vice President and Chief Technology Officer; Ron vonTrapp, Vice President of Sales; Clark Foy, Vice President of Sales and Marketing; Erik Ottem, Vice President of Sales and Marketing; William Hubbard, Vice President of Operations; Eddie Streeter, Vice President of Operations; Ed Turner, Vice President of Strategic Alliances and Solutions; and Kristin Strout, Vice President of Human Resources. Wayne Rickard, our former Senior Vice President and Chief Technology Officer continues to serve us in an advisory capacity.

     There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended requires that all of our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Such officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports that they file. A report on Form 3 and Form 5 were not filed by Eddie Streeter, Jr. with respect to his grants of options on August 16, 2001 and December 17, 2001. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, other than the exceptions described in this paragraph, during fiscal 2002, all Executive Officers and Directors of the Company complied with all applicable filing requirements during the fiscal year ended March 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table presents the compensation earned, awarded or paid for services rendered to us in all capacities for the fiscal years ended March 31, 2002, 2001 and 2000, respectively, by our current executive officers; our former chief executive officer and the four other most highly compensated executive officers who were executive officers on March 31, 2002; and two other highly compensated executive officers who were executive officers during the fiscal year ended March 31, 2002 but were no longer executive officers on March 31, 2002. We refer to such individuals elsewhere in this report as named executive officers.

				Long-Term
				Compensation
				Awards

		Annual Compensation		Securities
	Fiscal			Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Options(#)	Compensation($)

Current Executive Officers:
Stephen Dalton(1)	2002	$221,125	$35,000	650,000	$—
President and Chief Executive	2001	208,250	50,000	270,000	—
Officer	2000	47,179	25,000	125,000	—
Barbara Velline	2002	19,062	45,000	150,000	—
Vice President of Finance and	2001	—	—	—	—
Chief Financial Officer	2000	—	—	—	—
Former Executive Officers:
Michael Parides(2)	2002	314,807	100,000	1,550,000	—
President and	2001	235,423	—	630,000	—
Chief Executive Officer	2000	48,471	—	130,000	—
David Eichler(3)	2002	194,855	25,000	265,406	—
Vice President of Finance and	2001	—	—	—	—
Chief Financial Officer	2000	—	—	—	—
Eric Ottem(4)	2002	170,006	40,000	315,200	—
Vice President of Sales and	2001	153,667	10,000	111,000	—
Marketing	2000	117,500	—	—	—
Kristin Strout(5)	2002	160,000	50,000	275,000	—
Vice President of Human	2001	6,308	5,000	45,000	—
Resources	2000	—	—	—
Wayne Rickard(6)	2002	191,127	37,000	250,000	36,083
Senior Vice President of	2001	204,417	4,507	215,000	—
Research and Development	2000	163,041	—	35,000	—
Clark Foy(7)	2002	117,115	75,000	250,000	343,031
Vice President of Marketing	2001	156,846	60,000	285,000	—
	2000	$—	$—	—	$—

(1)	Mr. Dalton was appointed President and Chief Executive Officer in May 2002. From January 2000 until May 2002, Mr. Dalton served as the Company’s Vice President of Engineering.

(2)	Mr. Parides was appointed President and Chief Executive Officer in August 2000 and resigned in May of 2002. From June 2000 until August 2000, Mr. Parides served as the Company’s Chief Operating Officer and from January 2000 until June 2000, he served as Vice President of Advanced SAN Solutions and Customer Service.

(3)	Mr. Eichler resigned as our Vice President of Finance and Chief Financial Officer in March 2002.

(4)	Mr. Ottem resigned as our Vice President of Sales and Marketing in June 2002. Bonus compensation includes $15,000 of commission payments.

(5)	Ms. Strout resigned as our Vice President of Human Resources in May 2002.

(6)	Mr. Rickard resigned as our Senior Vice President of Research and Development in January 2002. Other compensation consists of $36,083 in severance payments.

(7)	Mr. Foy resigned as our Vice President of Marketing in January 2002. Bonus compensation includes $25,000 of commission payments. Other compensation consists of $35,652 in severance payments and forgiveness of a loan in the amount of $307,378.

Option Grants in Last Fiscal Year

     The following table shows information regarding stock options granted to the named executive officers during fiscal year 2002. Potential realizable values with respect to such options are computed by:

•	Multiplying the number of shares of common stock underlying each option by the exercise price,

•	Assuming that the total stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire ten-year term of the option, and

•	Subtracting from that result the total option exercise price.

     The 5% and 10% annual return rate is based on the rules of the SEC and do not reflect projections or estimates of future stock price growth. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

     The percentage of total options is based on an aggregate of 11,217,440 options granted by us to our employees, directors and consultants, including the named executive officers, during fiscal 2002. The 11,217,440 shares of common stock subject to options granted in fiscal 2002 includes 3,452,000 shares granted under the 1993 Stock Option Plan, as amended; 7,625,440 shares granted under the 2000 Nonstatutory Stock Option Plan, as amended; and 140,000 shares granted under the 1999 Director Plan.

     The per share exercise price of stock option grants is equal to the closing sales price of our common stock as reported by The Nasdaq National Market on the date of grant with the exception of the shares granted in December 2001, with an exercise price of $0.25. These shares were granted at a price below the market closing price on the date of grant in an effort to provide added incentive and retention of valuable employees. The difference between the fair market value of the common stock and the option exercise price at the date of grant was recorded as deferred compensation in stockholders’ equity on the Condensed Balance Sheet at December 31, 2001 and will be amortized through June, 2002.

					Potential Realizable Value
	Number of	Percent of			at Assumed Annual Rates of
	Securities	Total Options	Exercise		Stock Appreciation for
	Underlying	Granted to	Price Per		Option Term
	Options	Employees in	Share	Expiration
Name	Granted(1)	Fiscal 2002	($/Share)	Date(2)	5%	10%

Current Executive Officers:
Stephen Dalton(3)	26,050	0.23	$4.125	5/01/11	$175,035	$278,714
	223,950	2.00	4.125	5/01/11	1,504,763	2,396,083
	28,000	0.25	0.63	12/17/11	28,734	45,754
	172,000	1.53	0.63	12/17/11	176,507	281,058
	200,000	1.78	0.25	12/17/11	81,445	129,687
Barbara Velline(4)	150,000	1.34	0.50	3/11/12	122,167	194,531
Former Executive Officers:
Michael Parides(5)	56,826	0.51	1.76	5/01/11	162,912	259,410
	693,174	6.18	1.76	5/01/11	1,987,229	3,164,330
	400,000	3.57	0.25	12/17/11	162,889	259,374
	344,000	3.07	0.63	12/17/11	353,014	562,116
	56,000	0.50	0.63	12/17/11	57,467	91,507
David Eichler(6)	61,408	0.55	3.10	5/31/11	310,084	493,757
	63,592	0.57	3.10	5/31/11	321,112	511,318
	41,406	0.37	0.99	10/10/11	66,772	106,323
	10,500	0.09	0.63	12/17/11	10,775	17,158
	32,250	0.29	0.63	12/17/11	33,095	52,698
	56,250	0.50	0.25	12/17/11	22,906	36,475
Erik Ottem	65,000	0.58	1.76	5/01/11	186,346	296,724
	17,500	0.16	0.63	12/17/11	17,959	28,596
	125,200	1.12	0.25	12/17/11	50,984	81,184
	107,500	0.96	0.63	12/17/11	110,317	175,661
Kristin Strout	22,840	0.20	1.76	5/01/11	65,479	104,264
	102,160	0.91	1.76	5/01/11	292,878	466,359
	10,500	0.09	0.63	12/17/11	10,775	17,158
	64,500	0.57	0.63	12/17/11	66,190	105,397
	75,000	0.67	0.25	12/17/11	30,542	48,633
Wayne Rickard	26,044	0.23	1.76	5/01/11	74,664	118,891
	223,956	2.00	1.76	5/01/11	642,049	1,022,356
Clark Foy	26,043	0.23	1.76	5/01/11	74,661	118,886
	223,957	2.00	$1.76	5/01/11	$642,052	$1,022,361

(1)	The options for each of the named executive officers granted prior to December 17, 2001 vest at the rate of 2.08% of the shares subject to the option per month. The options granted on December 17, 2001 and later vest at the rate of 8.33% of the shares subject to the option per month. Under the terms of the 1993 Stock Option Plan, our board of directors retains the discretion to modify the terms, including the price, of outstanding options.

(2)	Options may terminate before their expiration dates if the optionee’s status as an employee is terminated or upon the optionee’s death or disability.

(3)	Upon a change of control, a portion of Mr. Dalton’s options shall be subject to accelerated vesting. See Item 11, “Change of Control, Severance and Consulting Arrangements.”

(4)	Upon a change of control, a portion of Ms. Velline’s options shall be subject to accelerated vesting. See Item 11, “Change of Control, Severance and Consulting Arrangements.”

(5)	Upon Mr. Parides’s resignation as CEO, a portion of his options were subject to accelerated vesting. See Item 11, “Change of Control, Severance and Consulting Arrangements.”

(6)	Upon a change of control, a portion of Mr. Eichler’s options shall be subject to accelerated vesting. See Item 11, “Change of Control, Severance and Consulting Arrangements.”

     Aggregate Option Exercises During Last Fiscal Year and Fiscal Year-End Option Values

     The following table presents information regarding the named executive officers concerning option exercises for fiscal 2002 and exercisable and unexercisable options held by such individuals as of March 31, 2002. The “Value Realized” on option exercises is equal to the difference between the closing sales price of our common stock as reported by The Nasdaq National Market on the date of exercise less the option exercise price. The “Value of Unexercised In-the-Money Options at March 31, 2002” is based on a price of $0.45 per share, the closing sales price of our common stock on March 28, 2002 (the last trading day in fiscal 2002) as reported by The Nasdaq National Market, minus the weighted average per share exercise price of options held by such named executive officer, multiplied by the aggregate number of shares underlying the unexercised options held by such officer.

			Number of Securities		Value of Unexercised In-the-
			Underlying Unexercised		Money Options at
	Shares		Options at March 31, 2002		March 31, 2002
	Acquired On	Value
Name	Exercise(#)	Realized($)	Exercisable(#)	Unexercisable(#)	Exercisable(#)	Unexercisable(#)

Current Executive Officers:
Stephen Dalton(1)	1,045,000	$—	325,938	719,062	$20,000	$20,000
Barbara Velline(2)	150,000	—	—	150,000	—	—
Former Executive Officers:
Michael Parides(3)	2,310,000	—	660,624	1,649,376	40,000	40,000
David Eichler(4)	475,000	—	45,313	429,687	7,500	7,500
Erik Ottem	450,000	—	133,223	311,697	12,500	12,500
Kristin Strout	320,000	—	75,730	244,270	7,500	7,500
Wayne Rickard	891,000	—	371,520	369,480	13,680	—
Clark Foy	138,125	$—	138,125	—	$—	$—

(1)	Upon a change of control, a portion of Mr. Dalton’s options shall be subject to accelerated vesting. See Item 11, “Change of Control, Severance and Consulting Arrangements.”

(2)	Upon a change of control, a portion of Ms. Velline’s options shall be subject to accelerated vesting. See Item 11, “Change of Control, Severance and Consulting Arrangements.”

(3)	Upon Mr. Parides’s resignation as CEO, a portion of his options were subject to accelerated vesting. See Item 11, “Change of Control, Severance and Consulting Arrangements.”

(4)	Upon a change of control, a portion of Mr. Eichler’s options shall be subject to accelerated vesting. See Item 11, “Change of Control, Severance and Consulting Arrangements.”

Compensation of Directors

     Our non-employee directors are reimbursed for expenses incurred in connection with attending meetings of the board of directors and board committee meetings, but they are not compensated for their services as members of the board of directors or board committees. We grant non-employee directors options to purchase our common stock pursuant the terms of the 1999 Director Stock Option Plan. Directors also are eligible to receive option grants to purchase our common stock pursuant to the terms of the 1993 Stock Option Plan. For more information, please see Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

     The 1999 Director Stock Option Plan provides for the automatic grant of 70,000 shares of common stock to each non-employee director on the date on which such person first becomes a non-employee director. Additionally, each non-employee director shall automatically be granted an option to purchase 30,000 shares of common stock each year on May 1 if, on that date, he or she has served on the board of directors for at least the preceding six months. Each option shall have a term of three years, and each option is immediately exercisable.

     Options granted under the Director Plan must be exercised within three months after the end of an optionee’s tenure as a member of the board of directors, or within 12 months after his or her death or disability, but in any case not later than the expiration of the option’s term. All options granted under the 1999 Director Stock Option Plan become fully vested and immediately exercisable upon the event of a change of control of the Company.

Employment, Change of Control and Severance Agreements and Consulting Arrangements

     Steve Dalton. We have entered into an employment agreement with Mr. Dalton pursuant to which, upon the termination of his employment with us without cause, Mr. Dalton would receive (i) continuation of his salary in effect immediately prior to his termination for a 12 month period, (ii) payment by us of COBRA premiums for up to 12 months, and (iii) accelerated vesting of his options, with respect to the number of shares that would have become vested had his employment continued for an additional 12 months. Mr. Dalton’s employment agreement also provides for an annual salary of $275,000, a quarterly bonus equal to 25% of Mr. Dalton’s annual salary (eligibility of receipt of bonus to be based upon Mr. Dalton’s performance and our attainment of objectives to be mutually agreed upon by Mr. Dalton and the board of directors), and the grant of options to purchase up to 800,000 shares of Common Stock. Additionally, we entered into an amended and restated change of control agreement with Mr. Dalton, pursuant to which, upon the closing of a transaction resulting in a change of control that occurs while Mr. Dalton continues to be employed by us, the vesting with respect to the greater of (i) fifty percent (50%) of the then-unvested shares or (ii) the number of shares that would have otherwise become vested over the subsequent 12 months following the closing of such change of control transaction shall automatically accelerate such that all unvested shares shall be vested and exercisable. The change of control agreement also provides for the immediate vesting of any and all unvested stock options if Mr. Dalton’s employment with us terminates at any time as a result of involuntary termination (as defined in the agreement) other than for cause within 12 months after a change of control transaction.

     Barbara Velline. We have entered into an employment agreement with Ms. Velline pursuant to which, upon the termination of her employment with us without cause, Ms. Velline would receive (i) continuation of her salary in effect immediately prior to her termination for a 12 month period, (ii) payment by us of COBRA premiums for up to 12 months, and (iii) accelerated vesting of her options, with respect to the number of shares that would have become vested had her employment continued for an additional 12 months. Ms. Velline’s employment agreement also provides for an annual salary of $225,000, a quarterly bonus equal to 25% of Ms. Velline’s annual salary (eligibility of receipt of bonus to be based upon Ms. Velline’s performance and our attainment of objectives to be mutually agreed upon by Ms. Velline and the board of directors), and the grant of options to purchase up to 500,000 shares of Common Stock. Additionally, we entered into a change of control agreement with Ms. Velline, pursuant to which, upon the closing of a transaction resulting in a change of control that occurs while Ms. Velline continues to be employed by us, the vesting with respect to the greater of (i) fifty percent (50%) of the then-unvested shares or (ii) the number of shares that would have otherwise become vested over the subsequent 12 months following the closing of such change of control transaction shall automatically accelerate such that all unvested shares shall be vested and exercisable. The change of control agreement also provides for the immediate vesting of any and all unvested stock options if Ms. Velline’s employment with us terminates at any time as a result of involuntary termination (as defined in the agreement) other than for cause within 12 months after a change of control transaction.

     Michael Parides. In May 2002, Michael Parides resigned his position as the President and Chief Executive Officer of the Company and as a member of the board of directors. We entered into a severance agreement and mutual release with Mr. Parides pursuant to which, upon the termination of his employment with the Company, Mr. Parides became entitled to receive (i) continuation of his salary in effect immediately prior to his termination for a one-year period, (ii) the acceleration and immediate vesting of 1,644,167 stock options (with the balance of any stock options not so accelerated being returned to the 1993 Stock Option Plan and the 2000 Nonstatutory Stock Option Plan), (iii) payment by us of COBRA premiums for up to 12 months, (iv) and ownership of his laptop computer system and cellular phone.

     David Eichler. In March, 2002, David Eichler resigned his position as the Vice President of Finance and Chief Financial Officer of the Company. The Company entered into a severance agreement and mutual release with Mr. Eichler pursuant to which, upon the termination of his employment with us, Mr. Eichler became entitled to receive (i) continuation of his salary in effect immediately prior to his termination for a three month period, and (ii) payment by us of COBRA premiums for up to three months. Additionally, we entered into an amended and restated change of control agreement with Mr. Eichler pursuant to which, if a transaction resulting in a change of control occurs within 6 months of termination of Mr. Eichler’s employment, Mr. Eichler will receive accelerated vesting of the greater of (i) 50% of his unvested shares at the time of termination, or (ii) the number of shares that would otherwise have become vested over the subsequent 12 months.

     Erik Ottem. In June, 2002, we entered into a severance agreement and mutual release with Mr. Ottem pursuant to which, upon the termination of his employment with us, Mr. Ottem became entitled to receive (i) continuation of his salary in effect immediately prior to his termination for a three month period, and (ii) payment by us of COBRA premiums for up to three months.

     Kristin Ann Strout. In May, 2002, we entered into a severance agreement and mutual release with Ms. Strout pursuant to which, upon the termination of her employment with us, Ms. Strout became entitled to receive (i) continuation of her salary in effect immediately prior to her termination for a three month period, (ii) payment by us of COBRA premiums for up to three months, and (iii) ownership of her laptop computer system. Additionally, we entered into a consulting agreement with Ms. Strout for a one-week period of time after the termination of her employment.

     Wayne Rickard. In January, 2002, we entered into a severance agreement and mutual release with Mr. Rickard pursuant to which, upon the termination of his employment with us, Mr. Rickard became entitled to receive (i) continuation of his salary in effect immediately prior to his termination for a four month period, (ii) and payment by us of COBRA premiums for up to four months. Additionally, we entered into a consulting agreement with Mr. Rickard for a six-month period of time after the termination of his employment in which we agreed to pay Mr. Rickard a flat retainer fee of $30,000, payable in six monthly installments of $5,000 each for business consulting services, continuation as our representative to the industry association, and for general administrative and management services. We further agreed in the consulting agreement to pay Mr. Rickard a daily fee of $3,000 for any services in addition to those listed above.

     Clark Foy. In January, 2002, we entered into a severance agreement and mutual release with Mr. Foy pursuant to which, upon the termination of his employment with the Company, Mr. Foy became entitled to receive (i) continuation of his salary in effect immediately prior to his termination for a nine week period, (ii) and forgiveness of all principal and interest under the Promissory Note, dated June 26, 2000, executed and delivered by Mr. Foy and Mr. Foy’s wife evidencing principal indebtedness owed to the Company of $285,000.

Compensation Committee Interlocks and Insider Participation

     None of the members of the compensation committee is currently or has been, at any time since our formation, an officer or employee of the Company. During fiscal 2002, no member of the compensation committee or executive officer of the Company served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of the Company’s board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 2, 2002 by:

•	each stockholder known by us to beneficially own more than 5% of our common stock;

•	each of our directors, including director nominees;

•	each of our executive officers named in the summary compensation table on page 2; and

•	all of our directors and executive officers as a group, including director nominees.

     Beneficial ownership is determined based on the rules of the SEC. Percent of beneficial ownership is based upon 47,306,253 shares of our common stock outstanding as of July 2, 2002. In addition, shares of common stock subject to options that are exercisable as of July 2, 2002 or will become exercisable on or before August 31, 2002 (60 days subsequent to July 2, 2002) are treated as outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of the person and are listed below under the “Number of Shares Underlying Options” column below, but those option shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe the stockholders listed below have sole voting or investment power with respect to all shares listed beside each stockholder’s name, subject to applicable community property laws. Unless otherwise indicated, the address of each listed stockholder is c/o Gadzoox Networks, Inc., 5850 Hellyer Avenue, San Jose, California 95138.

	Number of	Number of		Percent of
	Shares	Shares	Total Shares	Shares
	Beneficially	Underlying	Beneficially	Beneficially
Beneficial Owners	Owned	Options	Owned	Owned(%)

5% Stockholders:
Balch Hill Capital, LLC 2778 Green Street San Francisco, California 94123(1)	7,635,000	—	7,635,000	16.14
Entities associated with Galleon Technology
Partners II, L.P.
135 E. 57th Street
New York, New York 10022(2)	4,959,753	—	4,959,753	10.48
Berg & Berg Enterprises, LLC 10050 Bandley Drive Cupertino, California 95014(3)	—	6,587,615	6,587,615	12.22
Current Directors and Named Executive Officers:
Stephen Dalton	—	793,124	793,124	1.65
Barbara Velline	—	208,333	208,333	*
Gary Kennedy(4)	6,287,300	70,000	6,357,300	13.42
Rob Kuhling(5) c/o ONSET Ventures 2400 Sand Hill Road, Suite 150 Menlo Park, CA 94025	146,545	32,500	179,045	*
Sylvia Summers	—	107,500	107,500	*
Steven West	27,500	107,500	135,000	*

	Number of	Number of		Percent of
	Shares	Shares	Total Shares	Shares
	Beneficially	Underlying	Beneficially	Beneficially
Beneficial Owners	Owned	Options	Owned	Owned(%)

Former Named Executive Officers:
Michael Parides	25,500	2,501,040	2,526,540	5.07
David Eichler	—	475,000	475,000	*
Eric Ottem	11,948	185,619	197,567	*
Kristin Strout	—	107,813	107,813	*
Wayne Rickard	84,000	371,520	455,520	*
Clark Foy	1,000	—	1,000	*
All directors, director nominees, named executive officers and current executive officers as a group (12 persons)	6,583,793	4,959,949	11,543,742	22.09%

*	Less than 1% of the outstanding shares of common stock.

(1)	Information with respect to the number of shares beneficially owned is based solely on (i) the Schedule 13G/A filed with the SEC on February 1, 2002 and (ii) the Form 4 filed with the SEC on May 9, 2002 by Balch Hill Capital, LLC, Balch Hill Partners, L.P. and Simon J. Michael. Balch Hill Capital is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares beneficially owned. Mr. Michael is the manager and controlling owner of Balch Hill Capital. The number of shares beneficially owned includes 7,235,000 shares held directly by Balch Hill Partners.

(2)	Information with respect to the number of shares beneficially owned is based solely on written information provided to us by the entities associated with Galleon Technology Partners II, L.P. in September 2001 and is consistent with information provided to us by our transfer agent in May 2002. Includes 112,000 shares held by Galleon Technology Partners, L.P., 26,600 shares held by Galleon Technology Partners I, L.P., 1,040,000 shares held by Galleon Technology Partners II, L.P., 666,700 shares held by Galleon Management, L.P.; 2,654,700 shares held by Galleon Technology Offshore Ltd.; and 459,753 shares held by Admirals, L.P.

(3)	Information with respect to the number of shares beneficially owned is based solely on the Schedule 13D filed with the SEC by Berg & Berg Enterprises on February 5, 2002.

(4)	Information with respect to the number of shares beneficially owned is based solely on the Schedule 13G/A filed with the SEC by Gary Kennedy, TTEE, Kennedy Family Charitable Remainder UniTrust dated 10/31/00 and Gary Kennedy, TTEE, Kennedy Family Revocable Trust dated 10/27/99 on February 14, 2002. The number of shares beneficially owned includes 5,330,000 shares held by Gary Kennedy, TTEE, Kennedy Family Charitable Remainder UniTrust dated 10/31/00 and 957,300 shares held by Gary Kennedy, TTEE, Kennedy Family Revocable Trust dated 10/27/99. Mr. Kennedy is the trustee and a beneficiary under each of the trusts.

(5)	Mr. Kuhling is a general partner of ONSET Ventures and a director of the Company. The number of shares beneficially owned includes 83,190 shares held by ONSET Enterprise Associates II and 63,355 shares held by Robert Frank Kuhling, Jr. and Michele Denise Wilcox, Co-Trustees of the Kuhling-Wilcox 1990 Trust. Mr. Kuhling disclaims beneficial ownership of shares held by these entities, except for the proportional interest resulting from his partnership interest in such funds.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table summarizes the number of securities outstanding and reserved for issuance under our stockholder approved option plans and under our 2000 Nonstatutory Option Plan at March 31, 2002.

			Number of Securities
	Number of Securities To	Weighted Average	Remaining Available for
	Be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans

Equity Compensation Plans Approved by Security Holders	5,860,264	$7.041	1,555,051
Equity Compensation Plans Not Approved by Security Holders	7,466,986	$1.772	3,297,263
Total:	13,327,250	$4.177	4,852,314

     We grant stock options to purchase our common stock to our employees, directors and consultants under various stock option plans. With the exception of the 2000 Nonstatutory Stock Option Plan, all of the plans have been approved by our board of directors and by our stockholders. Our stockholder-approved plans include our 1999 Employee Stock Purchase Plan, 1993 Stock Option Plan, 1999 Director Stock Option Plan, and the SmartSAN 1998 Equity Incentive Plan. In June 2000, our board of directors approved and adopted the 2000 Nonstatutory Stock Option Plan.

     In accordance with the terms of our option plans (including the 2000 Nonstatutory Stock Option Plan), unless specifically approved by our board of directors on an exception basis, all incentive and non-statutory stock option grants must be at prices of at least 100% or 85%, respectively, of the fair market value of the stock on the date of the grant, as determined by our board of directors. With the exception of certain stock option grants in December 2001 and January 2002 which were issued at prices below the fair market value, all stock option grants during fiscal 2002 were at 100% of the fair market value of the stock on the date of the grant. The options are exercisable as determined by the board of directors. Generally, stock options granted vest ratably on a monthly basis over a four-year period. However, as part of efforts to retain valuable employees in the wake of the reductions in staff that have taken place beginning in March 2001, stock options granted subsequent to November 2001 have vested on a monthly basis over six to twelve month periods. The options expire upon the earlier of ten years from the date of grant or ninety days following termination of employment. Stock purchase rights granted under the plans must be exercised within ninety days from the date of grant. Shares purchased pursuant to the grant of a stock purchase right shall be subject to repurchase, and the repurchase option shall lapse at a minimum rate of 20% per year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since the beginning of our last fiscal year, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of the common stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) compensation agreements and other arrangements, which are described in Item 11 under the caption “Change of Control, Severance and Consulting Arrangements” and (2) the transactions described below.

Convertible Note Held By Berg & Berg Enterprises

     On January 23, 2002, we entered into a 2.5% Senior Secured Convertible Debenture with Berg & Berg Enterprises, LLC, a California limited liability company, pursuant to which we borrowed the principle sum of $5,000,000 from Berg & Berg. The debenture bears interest at the rate of 2.5% per annum, compounded quarterly. The principle and accrued interest under the debenture shall become due on January 23, 2005. The funds received under the debenture will be used for working capital in the ordinary course of our business. In connection with the debenture, we entered into a security agreement with Berg & Berg under which we granted Berg & Berg a security interest in all of our assets, including both tangible and intangible assets. Berg & Berg is an affiliated entity of the landlord of our headquarters facility.

     According to the terms of the debenture, Berg & Berg has the option to convert the principle amount outstanding under such debenture into shares of our common stock at the conversion price of $0.759 per share. Accordingly, the maximum number of shares of common stock issuable upon conversion of the proposed indebtedness under the debenture is 6,587,615 shares.

Private Placements

     In May 2001, the Company sold 5.6 million shares of its common stock in a private placement transaction and received net proceeds from this sale of $14.5 million. Entities associated with Balch Hill Capital, LLC and Galleon Technology Partners II, L.P., certain of our 5% stockholders, participated in this transaction. The registration rights agreement that the Company entered into with its May 2001 investors contain provisions requiring the Company to pay penalties unless a registration statement covering the resale of these shares was declared effective by the SEC no later than 90 days after the Company’s sale of the common stock to the investors. The Company filed a registration statement covering the resale of these shares on July 9, 2001 and the SEC declared this registration statement effective on November 9, 2001. As a result of the delay in having the registration statement declared effective by the SEC, the Company incurred $370,000 in penalties as of October 23, 2001 (the last relevant penalty assessment date). The $370,000 in penalties was paid out in November 2001 to investors and is recorded as a dividend related to common stock and shown on the Condensed Statement of Operations in determining the Net Loss attributable to common stockholders.

     In August 2001, the Company sold 5.0 million shares of its common stock in a private placement transaction and received net proceeds from this sale of $7.3 million. Entities associated with Balch Hill Capital, LLC and Galleon Technology Partners II, L.P., certain of our 5% stockholders, participated in this transaction.

     On January 23, 2002, the Company sold 7,825,000 shares of its common stock in a private placement transaction at a per share purchase price of $0.50, resulting in gross proceeds to the Company of $3.9 million. Entities associated with Balch Hill Capital, LLC and Gary Kennedy, certain of our 5% stockholders, participated in this transaction. Gary Kennedy joined our board of directors in May 2002.

     The proceeds received from the sale of the shares will be used for working capital purposes.

Indemnification

     We have entered into indemnification agreements with each of our directors and officers. Such indemnification agreements require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Conflict of Interest Policy

     We believe that all transactions with affiliates described above were made on terms no less favorable than could have been obtained from unaffiliated third parties. Our policy is to require that a majority of the independent and disinterested outside directors on our board of directors approve all transactions between us and our officers, directors, principal stockholders and their affiliates. Such transactions will continue to be on terms no less favorable than we could obtain from unaffiliated third parties.

     All future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of our board of directors, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable than could be obtained from unaffiliated third parties.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GADZOOX NETWORKS, INC.

By:	/s/ STEPHEN DALTON

Stephen Dalton President and Chief Executive Officer (Principal Executive Officer)

Dated: July 29, 2002

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN DALTON Stephen Dalton	President, Chief Executive Officer and Director (Principal Executive Officer)	July 29, 2002

/s/ BARBARA VELLINE* Barbara Velline	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2002

/s/ ROBERT KUHLING* Robert Kuhling	Director	July 29, 2002

/s/ STEVEN WEST* Steven West	Director	July 29, 2002

/s/ SYLVIA SUMMERS* Sylvia Summers	Director	July 29, 2002

/s/ GARY KENNEDY* Gary Kennedy	Director	July 29, 2002

*By:	/s/ STEPHEN DALTON Stephen Dalton Attorney-in-fact